Form 10-Q
period 1995-03-31
CAIRN ENERGY USA INC
filed 1995-05-02
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: March 31, 1995

                                          OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________


                           Commission file number: 0-10156


                                CAIRN ENERGY USA, INC.
                (Exact name of registrant as specified in its charter)

                   Delaware                                      23-2169839
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)


                8235 Douglas Avenue, Suite 1221, Dallas, Texas  75225
             (Address of principal executive offices)         (Zip Code)


                                    (214) 369-0316
                 (Registrant's telephone number, including area code)

                 ____________________________________________________
           (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X   No


          As of May 2, 1995, 15,973,080 shares of common stock of the registrant were issued and outstanding, and an additional 1,000,000 shares were issued and held in escrow (the Escrow

          Shares).   The Escrow  Shares  are issued  and outstanding  under
          Delaware law, but not considered to be outstanding for financial reporting purposes.

                                CAIRN ENERGY USA, INC.

                                        INDEX

                                                                   Page No.
                                                               ------------
          PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements

             Statements of Operations for the three
               months ended March 31, 1995 and 1994  3

             Balance Sheets at March 31, 1995 and December 31, 1994.  4

             Statement of Changes in Stockholders' Equity for the
               three months ended March 31, 1995  6

             Statements of Cash Flows for the three months
               ended March 31, 1995 and 1994  7

             Notes to Financial Statements   8

            Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations 11

          PART II. OTHER INFORMATION

            Item 1. Legal Proceedings 14

            Item 2. Changes in Securities 14

            Item 3. Defaults Upon Senior Securities 14

            Item 4. Submission of Matters to a Vote of Security Holders 14

            Item 5. Other Information 14

            Item 6. Exhibits and Reports on Form 8-K 14

                                    PART I.  FINANCIAL INFORMATION

                                     Item 1.  Financial Statements

                                        CAIRN ENERGY USA, INC.


                                       STATEMENTS OF OPERATIONS
                              Three months ended March 31, 1995 and 1994



                                                                        Three months ended
                                                                            March 31,
                                                                        ----------------
                                                                          1995     1994
                                                                        -------  -------
                                                                       (in thousands except
                                                                        per share amounts)



      Revenues:
            Crude oil and natural gas . . . . . . . . . . . . . . . . . $ 5,002  $ 2,963
            Other revenue . . . . . . . . . . . . . . . . . . . . . . .      32       15
                                                                        -------  -------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .   5,034    2,978
                                                                        -------  -------
      Expenses:
            Lease operating expenses and production taxes . . . . . . .     530      696
            Depreciation, depletion and amortization  . . . . . . . . .   2,750    1,284
            Administrative expenses . . . . . . . . . . . . . . . . . .     327      394
            Interest  . . . . . . . . . . . . . . . . . . . . . . . . .     620      204
                                                                        -------  -------
      Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .   4,227    2,578
                                                                        -------  -------

      Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . $   807  $   400
                                                                        =======  =======

      Net income per common and common equivalent share . . . . . . . . $  0.05  $  0.03
                                                                        =======  =======

      Weighted average common and common
        equivalent shares outstanding . . . . . . . . . . . . . . . . .  15,963   12,463
                                                                        =======  =======


      See accompanying notes.

                                        CAIRN ENERGY USA, INC.

                                            BALANCE SHEETS

                                 March 31, 1995 and December 31, 1994


                                                ASSETS
                                               ---------


                                                                        March 31,   December 31,
                                                                          1995         1994
                                                                        ---------   ---------
                                                                            (in thousands)


      Current assets:
        Cash and cash equivalents . . . . . . . . . . . . . . . . . . . $  1,734    $  2,182
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . .    3,950       2,031
        Receivable from Cairn Energy PLC  . . . . . . . . . . . . . . .       46          48
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .      340         136
                                                                        ---------   ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . .    6,070       4,397

      Property and equipment at cost:
        Oil and gas properties, based on full cost accounting . . . . .  138,624     129,758
        Other equipment . . . . . . . . . . . . . . . . . . . . . . . .      710         564
                                                                        ---------   ---------
                                                                         139,334     130,322
        Less accumulated depreciation, depletion and amortization . . .  (49,122)    (46,373)
                                                                        ---------   ---------
              Net property and equipment  . . . . . . . . . . . . . . .   90,212      83,949

      Deferred charges, net of amortization . . . . . . . . . . . . . .      800         835
                                                                        ---------   ---------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . $ 97,082    $ 89,181
                                                                        =========   =========







      See accompanying notes.

                                        CAIRN ENERGY USA, INC.

                                           BALANCE SHEETS

                                 March 31, 1995 and December 31, 1994


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ----------

                                                                        March 31,   December 31,
                                                                          1995         1994
                                                                        ---------   ---------
                                                                            (in thousands)

      Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . $   341     $ 1,286
        Accrued lease operating expenses  . . . . . . . . . . . . . . .     518         528
        Accrued well costs  . . . . . . . . . . . . . . . . . . . . . .   2,718       1,701
        Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . .     127         152
        Other accrued liabilities . . . . . . . . . . . . . . . . . . .     273         216
                                                                        ---------   ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .   3,977       3,883

      Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .  30,500      23,500

      Stockholders' equity:
        Common stock, $.01 par value;
          30,000,000 shares authorized;
          15,963,080 shares issued and outstanding  . . . . . . . . . .     160         160
        Additional paid-in capital  . . . . . . . . . . . . . . . . . .  77,983      77,983
        Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . (15,538)    (16,345)
                                                                        ---------   ---------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . .  62,605      61,798
                                                                        ---------   ---------
      Total liabilities and stockholders' equity  . . . . . . . . . . . $97,082     $89,181
                                                                        =========   =========




      See accompanying notes.


                                        CAIRN ENERGY USA, INC.

                             Statement of Changes in Stockholders' Equity
                                   Three-months ended March 31, 1995
                                            (in thousands)




                                                 Additional                        Total
                           Common Stock           Paid-In        Accumulated     Stockholders'
                        Shares        Amount      Capital          Deficit         Equity

      Balance at
       December 31,
       1994             15,963        $160        $77,983        $(16,345)        $61,798

      Net income                                                      807             807
                        --------------------------------------------------------------------

      Balance at
       March 31,
       1995             15,963        $160        $77,983        $(15,538)        $62,605
                        ====================================================================



      See accompanying notes.


                                        CAIRN ENERGY USA, INC.

                                       STATEMENTS OF CASH FLOWS
                              Three months ended March 31, 1995 and 1994


                                                                        March 31,   March 31,
                                                                          1995        1994
                                                                        ---------   ---------
                                                                           (in thousands)

      Increase (decrease) in cash and cash equivalents
       Cash flows from operating activities:
       Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . $  807      $  400
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization . . . . . . . . . . .  2,750       1,284
         Amortization of loan costs . . . . . . . . . . . . . . . . . .     88          45

         Change in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . (1,920)        285
          Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .   (204)        (69)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . .   (945)       (177)
          Accrued liabilities . . . . . . . . . . . . . . . . . . . . .     47        (113)
          Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .    (25)        -
          Advances (repayments) from (to) Cairn Energy PLC  . . . . . .      2          47
                                                                        ---------   ---------
      Net cash provided by operating activities . . . . . . . . . . . .    600       1,702


      Cash flows from investing activities:
       Exploration and development expenditures . . . . . . . . . . . . (7,849)     (1,568)
       Proceeds from sale of oil and gas properties . . . . . . . . . .    -           277
       Increase in other equipment  . . . . . . . . . . . . . . . . . .   (146)        (23)
                                                                        ---------   ---------
      Net cash used in investing activities . . . . . . . . . . . . . . (7,995)     (1,314)

      Cash flows from financing activities:
       Loan costs   . . . . . . . . . . . . . . . . . . . . . . . . . .    (53)        -
       Proceeds from long-term debt . . . . . . . . . . . . . . . . . .  7,000         -
                                                                        ---------   ---------
      Net cash provided by financing activities . . . . . . . . . . . .  6,947         -
                                                                        ---------   ---------
      Net change in cash and cash equivalents . . . . . . . . . . . . .   (448)        388
      Cash and cash equivalents at beginning of period  . . . . . . . .  2,182         343
                                                                        ---------   ---------
      Cash and cash equivalents at end of period  . . . . . . . . . . . $1,734      $  731
                                                                        =========   =========
      Supplemental cash flow information -
       Interest paid in cash  . . . . . . . . . . . . . . . . . . . . . $  538      $  160
                                                                        =========   =========















      See accompanying notes.

                                CAIRN ENERGY USA, INC.

                            Notes to Financial Statements


        1. Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at March 31, 1995, the results of its operations for the three months ended March 31, 1995 and 1994 and the results of its cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications have been made to prior year s amounts to conform to current presentation. These financial statements should be read in conjunction with the notes to the Company s annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission (the "Commission") on March 15, 1995.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


        2.  Long-term debt.

        Long-term debt at March 31, 1995 and December 31, 1994, consisted of the following:

                                                          March 31,        December 31,
                                                            1995               1994
                                                        -------------      ------------

               Revolving credit agreement  . . . . . .   $30,500,000       $23,500,000
                                                        =============      ============

        On June 11, 1993, the Company entered into a credit agreement (the ING Credit Agreement) with Internationale Nederlanden Bank N.V. (ING) for the establishment of two credit facilities totaling $25 million, which together replaced the Company's previous credit agreement. On September 8, 1993, ING assigned, with the consent of the Company, its rights, interests and obligations under the ING Credit Agreement to Internationale Nederlanden (U.S.) Capital Corporation (INCC). As a result of the assignment, the ING Credit Agreement became the INCC Credit Agreement. The INCC Credit Agreement was subsequently amended, first on October 15, 1993, to reflect lower interest rates and more favorable terms for the Company and second on May 10, 1994, which combined the two credit facilities into one facility, increased the maximum loan amount from $25 million to $30 million, and extended the term of the note. On December 20, 1994, the INCC Credit Agreement was amended and restated (the INCC Restated Credit Agreement) to reflect an increase in the maximum loan amount to $50 million, to reflect lower interest rates, to extend the term of the loan, and to include

        MeesPierson, N.V. (Mees Pierson) as a participant in the loan. On April 19, 1995, the current borrowing base was established at $45 million. The INCC Restated Credit Agreement is a revolving line of credit secured by substantially all of the Company s assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with all such financial covenants. At March 31, 1995, the Company had outstanding borrowings of $30.5 million under this facility. Outstanding borrowings accrue interest at either INCC s fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.50%, at the Company s option. On March 31, 1996, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments through December 31, 1998. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings.


        The INCC Restated Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. The Company is obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility.

        The Company's ability to borrow under the INCC Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company s borrowing base declines, the amount available to the Company under the INCC Restated Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the INCC Rested Credit Agreement , the Company will be obligated to repay such excess amount on thirty-day s notice from INCC or to provide additional collateral. INCC and MeesPierson have substantial discretion in determining the reserve value of the borrowing base.


        3. Acquisition of Oil and Gas Assets of Smith Offshore Exploration Company II.


        On October 10, 1994, the Company purchased substantially all of the oil and gas assets (the "Assets") of Smith Offshore Exploration Company II ("Smith") from Phemus Corporation ("Phemus"), a subsidiary of the President and Fellows of Harvard College and sole stockholder of Smith, in exchange for 4,500,000 shares of the Company's common stock, subject to adjustment pursuant to the terms of the Agreement, and the assumption of certain liabilities related to the Smith Assets. The Agreement provided that 1,000,000 of the shares issued be placed in escrow (the Escrow Shares) at the closing and, thereafter, the Escrow Shares and certain warrants to acquire up to a maximum of 800,000 shares of Common Stock be issued to Phemus or returned to the Company based on a valuation of the Assets at a date to be selected prior to June 30, 1995, but may be extended under certain circumstances until December 31, 1995.

        In order for Phemus to receive all 1,000,000 Escrow Shares, this valuation must be equal to or greater than $31.5 million. If the valuation is less than $31.5 million, 100,000 of such Escrow Shares will be returned to the Company for each $750,000 of value below $33.75 million (rounded to the nearest $750,000 below $33.75 million), and the balance will be released to Phemus. If the valuation is less than $26.25 million, Smith and Phemus, jointly and severally, will be obligated to pay the Company the amount by which $26.25 million exceeds the valuation, up to a maximum of $3.9 million. If the valuation exceeds $36 million, the Company will issue to Phemus, in addition to the 4,500,000 shares, a warrant to purchase additional shares of Common Stock in the amount of 100,000 shares of Common Stock for each $750,000 of value of the Assets above $33.75 million, up to a maximum of 400,000 shares. This warrant will be exercisable by the holder thereof for three years and will provide for an exercise price of $3.75 per share. If the valuation exceeds $45 million, the Company will issue an additional warrant to Phemus to purchase an additional 400,000 shares at an exercise price of $7.50 per share, during an exercise term of six months from the date of issuance.


        4. Income Taxes.


        At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38 million. The net operating losses will expire principally in 2005 through 2009, if not previously utilized. Utilization of approximately $2 million of net operating losses is subject to an annual limitation of $114,000 because of a change of control, as defined in the Internal Revenue Code, of the Company s predecessor company, Omni Exploration, Inc. As a result of a change in control, as defined, which occurred in 1993, due to certain changes in ownership of Cairn Energy PLC and the Company, the Company estimates that utilization of $22 million of the net operating losses will be limited to approximately $2 million per year. Utilization of approximately $10.3 million of net operating losses is subject to an annual limitation of approximately $1 million per year due to the change in control of Smith. The transactions in connection with the acquisition of the oil and gas assets of Smith and sales of Common Stock by Cairn Energy PLC in 1994 caused a further change in ownership of the Company as defined in the Internal Revenue Code. The Company s annual limitation due to this change in ownership exceeds $5 million per year. As a result, the Company does not believe this stock ownership change will cause any material adverse federal income tax consequences. Additional net operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.


        5.  Property and Equipment.


        The Company capitalized approximately $421,000 and $264,000 of internal costs during the three months ended March 31, 1995 and 1994, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

                                CAIRN ENERGY USA, INC.

         Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

        Results of Operations

        The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                 Three months
                                                ended March 31,
                                             ---------------------
                                                1995        1994
                                             ---------   ---------

             Net Production:
               Gas (MMcf)  . . . . . . . .     2,256       1,142
               Oil (MBbl)  . . . . . . . .        74          27
             Average Sales Price:
               Gas (per Mcf) (1)   . . . .    $ 1.62      $ 2.25
               Oil (per Bbl) . . . . . . .    $17.71      $12.45
             Average Production Costs:
               (per MCFE) (2)  . . . . . .    $ 0.20      $ 0.53
             Depletion rate: (per Mcfe)  .    $ 0.98      $ 0.97

             ------------------

         (1) Includes natural gas liquids.
         (2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property and severance taxes.

         Three months ended March 31, 1995 and 1994

        Revenues. Total revenues increased $2.0 million (69%) to $5.0 million for the three months ended March 31, 1995 from $3.0 million for the three months ended March 31, 1994. The primary reason for the increase was new production from the Company s interest in East Cameron Blocks 331/332, Matagorda 710 and Ship Shoal 251. Production from these three properties accounted for approximately 71% of the Company s increased production. Lower gas prices partially offset the increased revenues from production.

        Expenses. Total expenses increased $1.6 million (64%) to $4.2 million for the three months ended March 31, 1995 from $2.6 million for the three months ended March 31, 1994. An increase in depreciation, depletion and amortization ( DD&A ) is the primary reason for the increase in expenses. DD&A increased $1.5 million (114%) to $2.8 million for the three months ended March 31, 1995 from $1.3 million for the same period in 1994 due to increased production. Interest expense increased by $416,000 (205%) to $620,000 for the quarter ended March 31, 1995 from $204,000 for the three months ended March 31,

        1994. Interest expense increased because of an increase in outstanding debt coupled with higher average interest rates for the quarter ended March 31, 1995 than for the same period in 1994. Lease operating expenses and production taxes decreased $166,000 (24%) to $529,000 for the three months ended March 31, 1995 from $696,000 for the same period in 1994. Reflected in the 1994 lease operating expenses amount are expenses related to the Texas Panhandle properties that were sold in August 1994. Production costs on a per unit basis decreased significantly because East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 had a high per unit operating cost. Administrative expenses decreased $67,000 (17%) to $327,000 for the three months ended March 31, 1995 from $394,000 for the same period in 1994 due primarily to a reduction in legal and travel expenses coupled with increased overhead capitalization relating to technical staff associated with exploration activity.


        Net Income. Net income increased $407,000 (102%), or $0.02 per share to $807,000, or $0.05 per share for the quarter ended March 31, 1995 from $400,000, or $0.03 per share for the same period in 1994. The primary reason for the increase was new production coming on line.

        Capital Resources and Liquidity

        At March 31, 1995, the Company had existing cash and cash investments of $1.7 million. Net cash provided by operating activities was $600,000 for the three months ended March 31, 1995 compared with $1.7 million for the same period in 1994. The primary reason for this decrease in cash provided by operating activities was increased working capital requirements partially offset by higher results of operations (or earnings before depreciation, depletion and amortization). Net cash used in investing activities for the three months ended March 31, 1995 was $8.0 million compared with $1.3 million for the same period in 1994. This increase was principally due to expenditures for exploration and development prospects.

        Net cash provided by financing activities for the first quarter of 1995 was $6.9 million. There were no financing activities for the same period in 1994. The cash provided by financing activities for the period consisted of borrowings under the Company s revolving credit facility, partially reduced by financing costs.

        In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company is currently engaged in an exploration venture with UPRC, which allows for data sharing and drilling participation, to generate exploratory drilling prospects in offshore Texas. The Company is participating in a 3-D seismic survey with two partners covering the East Cameron Addition offshore Louisiana, which allows for data sharing and drilling participation. The Company has over 100,000 miles of 2-D seismic data covering the central portion of offshore Louisiana. This data will be used for prospect generation for lease sales and enhances data coverage over the Company s existing leaseholds offshore Louisiana. Management intends in 1995 to pursue the acquisition of new prospects through lease sales in the Outer Continental Shelf in the Gulf of Mexico.

        The Company s average net production for the quarter ended March 31, 1995 rose to approximately 25.1 MMcf of gas per day and 823 Bbls of oil and condensate per day compared with average per day production during the same quarter in 1994 of 12.7 MMcf of gas and 303 Bbls of oil and condensate. At the end of April the Company s net production had reached approximately 35 MMcf of gas per day and 2,000 Bbls of oil and condensate per day.

        Although the operator had projected full production by April 1, at April 24, 1995, production on East Cameron Blocks 331/332 had reached
        80.2 MMcf of gas and 8,500 Bbls of oil and condensate per day. Seven of the nine wells are currently producing. The remaining two wells are expected to be on production by the end of May. The Company owns a 40% interest in the shallower zone of Block 331 and a 20% interest in the deeper zone of both Blocks. Approximately 80% of the net proved reserves are located in the deeper zone.

        The two wells on the development project on Ship Shoal Block 251 went on production in mid-February and are now producing approximately 50 MMcf of gas and 2,200 Bbls of condensate per day. The Company owns a 25% working interest in Ship Shoal Block 251.

        Matagorda Block 710's production has averaged approximately 14 MMcf of gas per day and 15 Bbls of oil and condensate per day from two wells through April 24, 1995. Additional exploratory drilling is expected prior to year end on this block. The Company owns a 30% working interest in Matagorda Block 710.

        The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds of a public offering of its Common Stock and cash flow from operations. The Smith Acquisition is expected to result in significant additional capital expenditures for exploration and development activities for the remainder of 1995. The Company expects to continue with an active exploration program and to drill 16 to 18 exploration wells in the year. The Company expects capital expenditures during 1995 to total approximately $38 million. At March 31, 1995, the Company s capital resources consisted primarily of available borrowing capacity under the INCC Restated Credit Agreement and cash flow from operations. Management believes that cash flow from operations along with the amount available under the INCC Restated Credit Agreement will be sufficient to finance the currently planned development expenditures.

        If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. If necessary, the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves. In addition, the Company does not act as operator with respect to any of its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

        In connection with the Smith Acquisition, the Company granted to Phemus and Cairn PLC certain demand and piggyback registration rights that generally are at the Company s expense.

        The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note 2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1994 or the first three months of 1995.

        The Company has entered into a commodity swap transaction governed by the terms of a Master Agreement with INCC (the "Master Agreement") under which the Company will receive a fixed price of $1.75 per MMBtu and pay a floating price of Natural Gas - NYMEX for the first nearby contract month for 5,000 MMBtu per day for the contract months July to September 1995.

        The Company has also entered into a commodity swap transaction governed by the terms of the Master Agreement under which the Company will receive a fixed price of $19.50 per barrel and pay a floating price of WTI-NYMEX for the first nearby month for 500 barrels per day for the period June 1 to September 30, 1995.

        The Company has also contracted to sell 5,000 MMBtu per day to Coastal Gas Marketing Company at a price of $1.70 per MMBtu for the period June 1, 1995 to August 31, 1995.

                                CAIRN ENERGY USA, INC.


                             PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

        No new material developments.


        ITEM 2 - CHANGES IN SECURITIES

        None


        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None


        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


        ITEM 5 - OTHER INFORMATION

        In the first quarter, the Company drilled two unsuccessful exploration wells, on West Cameron Block 417 (40% working interest) and on Ship Shoal Block 265 (25% working interest). Both wells were plugged and abandoned. The Company participated in a successful exploration well on East Cameron Block 303 (33% working interest) but an appraisal well drilled on the block crossed a fault and was plugged and abandoned after failing to encounter hydrocarbon bearing sands. Further appraisal drilling may take place later this year or during 1996.

        Of the properties acquired in the Smith Acquisition, the Company participated in or will participate in exploration wells on West Cameron 76 Unit, Mustang Island Block 858, Vermilion Block 203 and Eugene Island Block 59. On West Cameron 76 Unit (2.625% working interest) the Company participated in a successful exploratory stepout well. This well is currently being completed. The first well drilled on Mustang Island Block 858 encountered potentially productive sand intervals and has had production casing set to total depth. The well has been suspended pending testing which is expected to take place in June. A further exploration well is currently drilling on the block and a deck is currently under construction for the jacket structure which was set on the block last fall. The Company owns a 17.5% working interest in this block.

        The Company is also participating in an exploration well to target certain shallow formations on Vermilion Block 203 (50% working interest). This well has encountered several productive sand intervals as indicated by wire-line log analysis. The well will be suspended pending completion of the well. A deck is also under construction for the jacket structure which was set on this block last year. Another exploratory well on the block targeting shallow horizons will be spudded immediately after operations are completed on the current well. A 3-D seismic survey over this block has now been reprocessed and it is expected that a well to target deeper formations on the block will be spudded later in the year.

        The Company is currently participating in an exploration well on Eugene Island Block 59 (25% working interest) and an exploration well on East Cameron Block 356 (37.5% working interest).


        It is expected that the consideration for the properties acquired from Smith will be determined on the basis of independent engineering reports to be conducted as of June 30, 1995. The results of those engineering reports will depend on the results of a number of wells which are currently drilling or awaiting testing in addition to one or two wells which have not yet spudded. Although the consideration for the Smith properties is expected to be set as of June 30, 1995, the Company believes that the Smith Acquisition will continue to add value for the Company well beyond that date.



        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        None

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CAIRN ENERGY USA, INC.
                                                (Registrant)




        Date: May 2, 1995                       /s/ Michael R. Gilbert

                                                Michael R. Gilbert
                                                President




                                                /s/  J. Munro M. Sutherland


                                                J. Munro M. Sutherland
                                                Senior   Vice  President   and
        Treasurer
                                                (Principal Financial Officer)

                                     EXHIBIT INDEX

                                                                   SEQUENTIAL
        EXHIBIT                                                      PAGE
        NUMBER  DOCUMENT DESCRIPTION                                 NUMBER


        11.1 -  Schedule of Computation of Earnings Per Share        15

                                          Exhibit 11.1


                                   Cairn Energy USA, Inc.

                                Computation of Net Income Per Common Share
                                   (in thousands except per share data)

                                                         Three months
                                                        ended March 31,
                                                  ---------------------------
                                                      1995            1994
                                                  -----------     -----------

         Net income    . . . . . . . . . . . . .  $     807       $     400

         Shares:
            Weighted average common
              shares outstanding . . . . . . . .     15,963          12,463

         Net income per common and
          common equivalent share  . . . . . . .  $    0.05       $    0.03
