Form 10-Q
period 1995-06-30
CAIRN ENERGY USA INC
filed 1995-08-03
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended: June 30, 1995

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

        Yes   X   No


        The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995:

                  15,983,150 shares of common stock, par value $.01

                                CAIRN ENERGY USA, INC.


                                        INDEX

                                                                      Page No.
                                                                      --------
        PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

          Statements of Operations for the three and six
            months ended June 30, 1995 and 1994   . . . . . . . . . . .   3

          Balance Sheets at June 30, 1995 and December 31, 1994.  . . .   4

          Statement of Changes in Stockholders' Equity for the
            six months ended June 30, 1995  . . . . . . . . . . . . . .   6

          Statements of Cash Flows for the six months
            ended June 30, 1995 and 1994  . . . . . . . . . . . . . . .   7

          Notes to Financial Statements   . . . . . . . . . . . . . . .   8

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . . . . .  11

        PART II. OTHER INFORMATION

          Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . .  15

          Item 2. Changes in Securities . . . . . . . . . . . . . . . .  15

          Item 3. Defaults Upon Senior Securities . . . . . . . . . . .  15

          Item 4. Submission of Matters to a Vote of Security Holders .  15

          Item 5. Other Information . . . . . . . . . . . . . . . . . .  15

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . .  16

                            PART I.  FINANCIAL INFORMATION

                            Item 1.  Financial Statements

                                CAIRN ENERGY USA, INC.


                              STATEMENTS OF OPERATIONS
              For the Three and Six months ended June 30, 1995 and 1994



                                             Three months ended           Six months ended
                                                  June 30,                    June 30,
                                          ------------------------    ------------------------
                                             1995          1994          1995          1994
                                          ----------    ----------    ----------    ----------
                                                (in thousands except per share amounts)

      Revenues:
         Natural gas and crude oil. . . . $ 7,807       $ 2,393       $12,808       $ 5,355
         Other revenue  . . . . . . . . .      43            11            75            26
                                           ----------   ----------    ----------    ----------
      Total revenues  . . . . . . . . . .   7,850         2,404        12,883         5,381
                                           ----------   ----------    ----------    ----------

      Expenses:
         Lease operating expenses
           and production taxes . . . . .   1,034           583         1,563        1,278
         Depreciation, depletion and
           amortization . . . . . . . . .   4,022         1,034         6,772        2,318
         Administrative expenses  . . . .     493           344           820          739
         Interest . . . . . . . . . . . .     737           241         1,357          445
                                           ----------   ----------    ----------    ----------
      Total expenses  . . . . . . . . . .   6,286         2,202        10,512         4,780
                                           ----------   ----------    ----------    ----------

      Net income  . . . . . . . . . . . . $ 1,564       $   202       $ 2,371       $   601
                                           ==========   ==========    ==========    ==========


      Net income per common and
         common equivalent  share . . . . $  0.10       $  0.02       $  0.15       $  0.05
                                           ==========   ==========    ==========    ==========

      Weighted average common and common
         equivalent shares outstanding  .  15,976        12,463        15,970        12,463
                                           ==========   ==========    ==========    ==========

      See accompanying notes.

                                CAIRN ENERGY USA, INC.

                                    BALANCE SHEETS

                         June 30, 1995 and December 31, 1994

                                                  ASSETS
                                                ---------



                                                                       June 30,     December 31,
                                                                         1995           1994
                                                                      ----------    ----------
                                                                            (in thousands)
      Current assets:
        Cash and cash equivalents . . . . . . . . . . . . . . . . . . $  1,553      $ 2,182
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .    5,451        2,031
        Receivable from Phemus Corporation  . . . . . . . . . . . . .    3,900          -
        Receivable from Cairn Energy PLC  . . . . . . . . . . . . . .     -              48
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .      625          136
                                                                      ----------    ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .   11,529        4,397

      Property and equipment at cost:
        Oil and gas properties, based on full cost accounting . . . .  141,846       129,758
        Other equipment . . . . . . . . . . . . . . . . . . . . . . .      638           564
                                                                      ----------    ----------
                                                                       142,484       130,322
        Less accumulated depreciation, depletion and amortization . .  (53,066)      (46,373)
                                                                      ----------    ----------
              Net property and equipment  . . . . . . . . . . . . . .   89,418        83,949

      Deferred charges, net of amortization . . . . . . . . . . . . .      713           835
                                                                      ----------    ----------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . $101,660      $ 89,181
                                                                      ==========    ==========







      See accompanying notes.

                                      CAIRN ENERGY USA, INC.

                                   BALANCE SHEETS

                         June 30, 1995 and December 31, 1994


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ----------


                                                                          June 30,   December 31,
                                                                          1995         1994
                                                                       ----------   ----------
                                                                          (in thousands)

      Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . $    445      $  1,286
        Accrued lease operating expenses  . . . . . . . . . . . . . .      666           528
        Accrued well costs  . . . . . . . . . . . . . . . . . . . . .    2,456         1,701
        Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .       67           152
        Other accrued liabilities . . . . . . . . . . . . . . . . . .      255           216
        Current maturities of long-term debt  . . . . . . . . . . . .    4,188            -
                                                                      ----------    ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . .    8,077         3,883

      Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .   29,312        23,500

      Stockholders' equity:
        Common stock, $.01 par value;
          30,000,000 shares authorized;
          Shares issued and outstanding:
            June 30, 1995 - 15,983,150
            December 31, 1994 - 15,963,080  . . . . . . . . . . . . .      160           160
        Additional paid-in capital  . . . . . . . . . . . . . . . . .   78,085        77,983
        Accumulated deficit . . . . . . . . . . . . . . . . . . . . .  (13,974)      (16,345)
                                                                      ----------    ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .   64,271        61,798
                                                                      ----------    ----------
      Total liabilities and stockholders' equity  . . . . . . . . . . $101,660      $ 89,181
                                                                      ==========    ==========

      See accompanying notes.

                                      CAIRN ENERGY USA, INC.

                     Statement of Changes in Stockholders' Equity
                            Six months ended June 30, 1995
                                    (in thousands)



                                                 Additional                        Total
                           Common Stock           Paid-In        Accumulated     Stockholders'
                        Shares        Amount      Capital          Deficit         Equity

      Balance at
       December 31,
       1994             15,963        $160       $77,983         $(16,345)        $61,798

      Exercise of
       Stock Options        20          -            102                              102

      Net income                                                    2,371           2,371
                        --------------------------------------------------------------------

      Balance at
       June 30,
       1995             15,983        $160       $78,085         $(13,974)        $64,271
                        ====================================================================

      See accompanying notes.

                                      CAIRN ENERGY USA, INC.

                               STATEMENTS OF CASH FLOWS
                       Six months ended June 30, 1995 and 1994

                                                                        June 30,     June 30,
                                                                          1995         1994
                                                                       ----------   ----------
                                                                            (in thousands)
      Increase (decrease) in cash and cash equivalents
       Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . $  2,371      $    601
         Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation, depletion and amortization . . . . . . . . .    6,772         2,319
           Amortization of loan costs . . . . . . . . . . . . . . . .      177            91
           Change in operating assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . . . .   (3,420)          590
             Prepaid expenses . . . . . . . . . . . . . . . . . . . .     (489)         (113)
             Accounts payable . . . . . . . . . . . . . . . . . . . .     (841)          370
             Accrued liabilities  . . . . . . . . . . . . . . . . . .      177          (994)
             Deferred revenue . . . . . . . . . . . . . . . . . . . .      (85)           -
             Advances (repayments) from (to) Cairn Energy PLC . . . .       48           280
                                                                      ----------    ----------
      Net cash provided by operating activities . . . . . . . . . . .    4,710         3,144


      Cash flows from investing activities:
       Exploration and development expenditures . . . . . . . . . . .  (17,066)       (6,407)
       Proceeds from sale of natural gas and crude oil properties . .    1,833           276
       Increase in other equipment  . . . . . . . . . . . . . . . . .     (153)          (44)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -            (72)
                                                                      ----------    ----------
      Net cash used in investing activities . . . . . . . . . . . . .  (15,386)       (6,247)

      Cash flows from financing activities:
       Proceeds from long-term debt . . . . . . . . . . . . . . . . .   10,000         3,500
       Repayment of long-term debt  . . . . . . . . . . . . . . . . .       -           (100)
       Exercise of stock options  . . . . . . . . . . . . . . . . . .      102            -
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (55)         (131)
                                                                      ----------    ----------
      Net cash provided by financing activities . . . . . . . . . . .   10,047         3,269
                                                                      ----------    ----------
      Net change in cash and cash equivalents . . . . . . . . . . . .     (629)          166
      Cash and cash equivalents at beginning of period  . . . . . . .    2,182           343
                                                                      ----------    ----------
      Cash and cash equivalents at end of period  . . . . . . . . . . $  1,553      $    509
                                                                      ==========    ==========
      Supplemental cash flow information -
       Interest paid in cash  . . . . . . . . . . . . . . . . . . . . $  1,185      $    376
                                                                      ==========    ==========







      See accompanying notes.

                                CAIRN ENERGY USA, INC.

                            Notes to Financial Statements


        1. Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at June 30, 1995, the results of its operations for the three and six months ended June 30, 1995 and 1994 and the results of its cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications have been made to prior years' amounts to conform to current presentation. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission (the "Commission") on March 15, 1995.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


        2.  Long-term debt.

        Long-term debt at June 30, 1995 and December 31, 1994, consisted of the following:

                                                          June 30,        December 31,
                                                            1995               1994
                                                        -------------      ------------
               Revolving credit agreement  . . . . . .   $33,500,000       $23,500,000
               Less:  Current maturities of
                      long-term debt . . . . . . . . .     4,188,000             -
                                                        -------------      ------------
               Long-term debt less current maturities    $29,312,000       $23,500,000
                                                        =============      ============

        On June 11, 1993, the Company entered into a credit agreement (the ING Credit Agreement) with Internationale Nederlanden Bank N.V. (ING) for the establishment of two credit facilities totaling $25 million, which together replaced the Company's previous credit agreement. On September 8, 1993, ING assigned, with the consent of the Company, its rights, interests and obligations under the ING Credit Agreement to Internationale Nederlanden (U.S.) Capital Corporation (INCC). As a result of the assignment, the ING Credit Agreement became the INCC Credit Agreement. The INCC Credit Agreement was subsequently amended, first on October 15, 1993, to reflect lower interest rates and more favorable terms for the Company and second on May 10, 1994, which combined the two credit facilities into one facility, increased the maximum loan amount from $25 million to $30 million, and extended the term of the note. On December 20, 1994, the INCC Credit Agreement was amended and restated (the INCC Restated Credit Agreement) to reflect an increase in the maximum loan amount to $50 million, to reflect lower interest rates, to extend the term of the loan, and to include MeesPierson, N.V. (Mees Pierson) as a participant in the loan. On April 19, 1995, the current borrowing base was established at $45 million. The INCC Restated Credit Agreement is a revolving line of credit secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with all such financial covenants. At June 30, 1995, the Company had outstanding borrowings of $33.5 million under this facility. Outstanding borrowings accrue interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.50%, at the Company's option. On March 31, 1996, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments through December 31, 1998. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings.

        The INCC Restated Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. The Company is obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility.

        The Company's ability to borrow under the INCC Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the INCC Restated Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the INCC Restated Credit Agreement , the Company will be obligated to repay such excess amount on thirty-day's notice from INCC or to provide additional collateral. INCC and MeesPierson have substantial discretion in determining the reserve value of the borrowing base.


        3. Acquisition of Oil and Gas Assets of Smith Offshore Exploration Company II.

        On October 10, 1994, pursuant to an agreement (the "Smith Acquisition Agreement") with Smith Offshore Exploration Company II ("Smith") and Phemus Corporation ("Phemus"), a subsidiary of the President and Fellows of Harvard College (a Massachusetts non-profit educational corporation) and the sole stockholder of Smith, the Company acquired ("the Smith Acquisition") all of the oil and gas assets of Smith (the

        "Smith properties") in exchange for 4,500,000 shares of the Company's common stock and the assumption of certain liabilities related to the Smith properties. The number of shares of common stock issued in the Smith Acquisition was subject to adjustment pursuant to the valuation provisions of the Smith Acquisition Agreement. Of the 4,500,000 shares, 3,500,000 shares were issued at the closing of the Smith Acquisition and 1,000,000 shares were placed in escrow (the "Escrow Shares").

        The Escrow Shares were to be released to Phemus or returned to the Company dependent on the valuation (the "Valuation") of Smith properties as of June 30, 1995 (the "Valuation Date"). The Company, Smith and Phemus agreed in the Smith Acquisition Agreement to adjust the purchase price if the Valuation was less than $31,500,000 or more than $36,000,000. If the Valuation was between $31,500,000 and $36,000,000 no adjustments were to be made to the purchase price, and the 1,000,000 Escrow Shares were to be released to Phemus. If the Valuation was less than $31,500,000, 100,000 of the Escrow Shares were to be returned to the Company for each $750,000 of value below $33,750,000 (rounded to the nearest $750,000), and the balance of the Escrow Shares was to be released to Phemus. If the Valuation was less than $26,250,000, all of the Escrow Shares were to be returned to the Company, and Phemus would be obligated to pay to the Company the amount by which $26,250,000 exceeds the Valuation, up to a maximum of $3,900,000. Accordingly, Phemus was not obligated to pay the Company any additional amounts for any deficiency below a $22,350,000 Valuation (the "Minimum Valuation").

        On the basis of a preliminary valuation of the Smith properties as of June 30, 1995 by independent petroleum engineers reflecting a range of values below the Minimum Valuation, Phemus and the Company have entered into an agreement regarding the purchase price adjustment under the Smith Acquisition Agreement pursuant to which Phemus has agreed to return the Escrow Shares to the Company and to pay $3.9 million to the Company. Phemus' obligation to pay $3.9 million to the Company is reflected as a receivable and a reduction of the cost of the Smith properties in the Company's June 30, 1995 balance sheet. Such payment is expected in August 1995. There was no adjustment in the Company's financial statements for the return of the Escrow Shares because for financial accounting purposes, the Escrow Shares were never recorded as having been issued.

        The rate of drilling activity on the Smith properties lagged significantly behind expectations at the time of the acquisition. A total of 7 wells were drilled on the Smith properties from the acquisition date up to June 30, 1995 including one well which was drilling at June 30, 1995 and was suspended in early July. Of these, 6 wells are successful and further wells remain to be drilled on the Smith properties. Although the consideration paid for the Smith properties has been fixed, the Company will continue to participate in any further reserve additions that may be achieved in the future on the properties acquired from Smith.

        Management's internal estimate of the discounted present value of the proved reserves attributable to the Smith properties as of August 1, 1995 is approximately $17.4 million. The average price used in this computation was $1.68 per Mcf for gas (based on $1.59 per MMBtu) and $17.01 per Bbl for oil, and discounted present value was computed in accordance with the Securities and Exchange Commission's definition and guidelines and the same methodology as was set forth in the Company's Form 10-K for the year ended December 31, 1994 under Items 1 and 2: "Business and Properties-Business-Oil and Gas Reserves."

        At June 30, 1995 the carrying value of those of the Smith properties which were held by the Company as "unevaluated properties" (i.e. excluding the value of proven reserves) was $19.7 million. The carrying value of the unevaluated properties will be considered again in the future for any possible impairment in the light of further drilling results on the properties. The cost of unevaluated properties impaired by drilling results or other economic events is transferred to the full cost pool and amortized.


        4. Income Taxes.

        At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38 million. The net operating losses will expire principally in 2005 through 2009, if not previously utilized. Utilization of approximately $2 million of net operating losses is subject to an annual limitation of $114,000 because of a change of control, as defined in the Internal Revenue Code, of the Company's predecessor company, Omni Exploration, Inc. As a result of a change in control of the Company, as defined, which occurred in 1993, due to certain changes in ownership of Cairn Energy PLC and the Company, the Company estimates that utilization of $22 million of the net operating losses will be limited to approximately $2 million per year. Utilization of approximately $10.3 million of net operating losses is subject to an annual limitation of approximately $1 million per year due to the change in control of Smith. The transactions in connection with the acquisition of the Smith properties and sales of Common Stock by Cairn Energy PLC in 1994 caused a further change in ownership of the Company as defined in the Internal Revenue Code. The Company's annual limitation due to this
        change in ownership exceeds $5 million per year.   Additional net
        operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.


        5.  Property and Equipment.

        The Company capitalized approximately $670,000 and $430,000 of internal costs during the six months ended June 30, 1995 and 1994, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

                                CAIRN ENERGY USA, INC.

         Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

        Results of Operations

        The following table sets forth certain information regarding the production volumes of, average sales prices received for, average production costs associated with, and average depletion rate associated with the Company's sales of oil and gas for the periods indicated.

                                                Three months                  Six months
                                                ended June 30,               ended June 30,
                                              -----------------            -----------------
                                               1995       1994              1995      1994
                                              ------     ------            ------    ------

             Net Production:
               Gas (MMcf)  . . . . . . . .     3,000        928             5,257     2,070
               Oil (MBbl)  . . . . . . . .       146         26               220        54
             Average Sales Price:
               Gas (per Mcf) (1)   . . . .    $ 1.68     $ 2.14            $ 1.65    $ 2.20
               Oil (per Bbl) . . . . . . .    $18.58     $13.96            $18.28    $13.19

             Average Production Costs:
               (per MCFE) (2)  . . . . . .    $ 0.27     $ 0.54            $ 0.24    $ 0.53
             Depletion rate: (per Mcfe)  .    $ 1.03     $ 0.94            $ 1.02    $ 0.95

             ------------------

        (1) Includes natural gas liquids.
        (2) Includes direct lifting costs (labor, repairs and maintenance,
        materials and          supplies) and the administrative costs of
        production offices, insurance and           property and severance
        taxes.

        Three months ended June 30, 1995 and 1994

        Revenues. Total revenues increased $5.4 million (227%) to $7.8 million for the three months ended June 30, 1995 from $2.4 million for the three months ended June 30, 1994. The primary reason for the increase was new production from the Company's interest in East Cameron Blocks 331/332, Matagorda 710 and Ship Shoal 251. Production from these three properties accounted for approximately 83% of the Company's increased production for the quarter. Lower gas prices partially offset the increased revenues from production.

        Expenses. Total expenses increased $4.1 million (185%) to $6.3 million for the three months ended June 30, 1995 from $2.2 million for the three months ended June 30, 1994. An increase in depreciation, depletion and amortization ("DD&A") is the primary reason for the increase in expenses. DD&A increased $3.0 million (289%) to $4.0 million for the three months ended June 30, 1995 from $1.0 million for the same period in 1994 due to increased production coupled with an increase in the depletion rate. Interest expense increased by $496,000 (206%) to $737,000 for the quarter ended June 30, 1995 from
        $241,000 for the three months ended June 30, 1994. Interest expense increased because of an increase in outstanding debt coupled with higher average interest rates for the quarter ended June 30, 1995 than for the same period in 1994. Lease operating expenses and production taxes increased $451,000 (77%) to $1.0 million for the three months ended June 30, 1995 from $583,000 for the same period in 1994. Lease operating expenses are up because of increased production. Reflected in the 1994 lease operating expenses amount are expenses related to the Texas Panhandle properties that were sold in August 1994 and also the properties in Texas and Oklahoma which were sold with effect from April 1, 1995. Production costs on a per unit basis decreased significantly because East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 and the properties in Texas and Oklahoma which were sold with effect from April 1, 1995 had a high per unit operating cost. Administrative expenses increased $149,000 (43%) to $493,000 for the three months ended June 30, 1995 from $344,000 for the same period in 1994 due primarily to an increase in legal, salary and printing expenses partially offset by increased overhead capitalization relating to technical staff associated with exploration activity.


        Net Income. Net income increased $1.4 million (693%), or $0.08 per share to $1.6 million, or $0.10 per share for the three months ended June 30, 1995 from $202,000, or $0.02 per share for the same period in 1994. The primary reason for the increase was new production.

        Six months ended June 30, 1995 and 1994

        Revenues. Total revenues increased $7.5 million (139%) to $12.9 million for the six months ended June 30, 1995, from $5.4 million for the six months ended June 30, 1994. The primary reason for the increase was new production from the Company's interest in East Cameron Blocks 331/332, Matagorda 710 and Ship Shoal 251 coupled with higher oil prices. Production from these three properties accounted for approximately 91% of the Company's increased production for the six months ended June 30, 1995. Lower gas prices partially offset the increased revenues from production.

        Expenses. Total expenses increased $5.7 million (120%) to $10.5 million for the six months ended June 30, 1995 from $4.8 million for the six months ended June 30, 1994. An increase in depreciation, depletion and amortization ("DD&A") is the primary reason for the increase in expenses. DD&A increased $4.5 million (192%) to $6.8 million for the six months ended June 30, 1995 from $2.3 million for the same period in 1994 due to increased production coupled with an increase in the depletion rate. Interest expense increased by $912,000 (205%) to $1.4 million for the six months ended June 30, 1995 from $445,000 for the six months ended June 30, 1994 due to increased borrowing and higher average interest rates. Lease operating expenses and production taxes increased $285,000 (22%) to $1.6 million for the six months ended June 30, 1995 from $1.3 million for the same period in 1994. Lease operating expenses increased because of increased production. Reflected in the 1994 lease operating expenses amount are expenses related to the Texas Panhandle properties that were sold in August 1994. Production costs on a per unit basis decreased significantly because East Cameron 331/332, Matagorda Block 710 and Ship Shoal 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 had a high per unit operating cost. Administrative expenses increased $81,000 (11%) to $820,000 for the six months ended June 30, 1995 from $739,000 for the same period in 1994 due primarily to an increase in legal, salary and printing expenses partially offset by increased overhead capitalization relating to technical staff associated with exploration activity.


        Net Income. Net income increased $1.8 million (299%), or $0.10 per share to $2.4 million, or $0.15 per share for the six months ended June 30, 1995 from $601,000, or $0.05 per share for the same period in 1994. The primary reason for the increase was new production.


        Capital Resources and Liquidity

        At June 30, 1995, the Company had existing cash and cash investments of $1.6 million. Net cash provided by operating activities was $4.7 million for the six months ended June 30, 1995 compared with $3.1 million for the same period in 1994. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) partially offset by increased working capital requirements. Net cash used in investing activities for the six months ended June 30, 1995 was $15.4 million compared with $6.2 million for the same period in 1994. This increase was principally due to expenditures for exploration and development prospects.

        Net cash provided by financing activities for the first six months of 1995 was $10.0 million compared with $3.3 million for the same period in 1994. The cash provided by financing activities for the period consisted of borrowings under the Company's revolving credit facility and the exercise of stock options, partially reduced by financing costs.

        In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company is currently engaged in an exploration venture with UPRC, which allows for data sharing and drilling participation, to generate exploratory drilling prospects in offshore Texas. Management intends during the remainder of 1995 to continue to pursue the acquisition of new prospects through lease sales in the Outer Continental Shelf in the Gulf of Mexico.

        The Company's average net production for the quarter ended June 30, 1995 rose to approximately 33.0 MMcf of gas per day and 1,604 Bbls of oil and condensate per day compared with average per day production during the same quarter in 1994 of 10.2 MMcf of gas and 290 Bbls of oil and condensate. The average net production for the six months ended June 30, 1995 was 29.0 MMcf of gas per day and 1,216 Bbls of oil and condensate per day compared with average per day production during the same period in 1994 of 11.4 MMcf of gas and 296 Bbls of oil and condensate.

        The Company, together with partners, bid on eighteen blocks at the Gulf of Mexico Central Area lease sale which was held on May 10, 1995. Of these bids, thirteen were high bids and to date twelve of the blocks have been awarded to the Company and its partners. The decisions by the MMS on the awarding of the remaining block is expected to be made by mid-August 1995. If all of the leases in which the Company or its bidding group was high bid are awarded, the Company's net share of the lease bonuses will be $2.5 million. This amount is consistent with the Company's expected expenditures for the lease sale. The expenditures for the lease sale will be funded from cash flow from operations and from amounts available under the Company's existing credit facility.

        In June of 1995 the Company sold most of the properties which it owned in Texas and Oklahoma for $1.77 million. At January 1, 1995, the properties had reserves of approximately 123 MBbl of oil and 2.1 Bcf of gas and had a Discounted Present Value of $2.03 million. Proceeds from this transaction were credited to the full-cost pool, resulting in no recognition of gain or loss for accounting purposes.

        The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds of a public offering of its common stock and cash flow from operations.
        The Smith Acquisition is expected to result in significant additional capital expenditures for exploration and development activities for the remainder of 1995. The Company expects to continue with an active exploration program and to drill up to a further 8 exploration wells including 2 wells on the Smith properties in the year. The Company expects capital expenditures during 1995 to total approximately $40 million. At June 30, 1995, the Company's capital resources consisted primarily of available borrowing capacity under the INCC Restated Credit Agreement and cash flow from operations. Management believes that cash flow from operations along with the amount available under the INCC Restated Credit Agreement and the amount of $3.9 million receivable from Phemus will be sufficient to finance the currently planned exploration and development expenditures.

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

        In connection with the Smith Acquisition, the Company granted to Phemus certain demand and piggyback registration rights that generally are at the Company's expense.

        The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note 2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1994 or the first six months of 1995.

        In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices, usually when such prices are at or in excess of the prices anticipated in the Company's operating budget, through the use of commodity futures, options, forward contracts and swap agreements. Hedging transactions are limited by the Board of Directors to 50% of budgeted production for the succeeding 12 months and no more than 75% of Budgeted production in any one month. The Company has entered into three commodity swap transactions governed by the terms of a Master Agreement with INCC (the "Master Agreement"). Under one swap transaction the Company will receive a fixed price of $1.75 per MMBtu and pay a floating price of Natural Gas - NYMEX for the first nearby contract month for 5,000 MMBtu per day for the contract months July to September 1995. Under a second commodity swap transaction the Company will receive a fixed price of $1.7525 per MMBtu and pay a floating price of Natural Gas-NYMEX for the first nearby contract month for 5,000 MMBtu per day for the contract months August 1995 to January 1996. Under a third commodity swap transaction governed by the terms of the Master Agreement the Company will receive a fixed price of $19.50 per barrel and pay a floating price of WTI-NYMEX for the first nearby month for 500 barrels per day for the period June 1 to September 30, 1995.

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

        None


        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None


        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The registrant held its Annual Meeting of Stockholders on May 24, 1995 ("the Annual Meeting").

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement for the Annual Meeting and all such nominees were elected.

             Directors elected were Messrs. Michael R. Gilbert, J. Munro M. Sutherland, Jack O. Nutter, II, R. Daniel Robins, John C. Halsted, William B. B. Gammell and Michael E. McMahon.

        (c) Briefly described below is other matter voted upon at the Annual Meeting and the number of votes for, against and abstaining with respect to such matters.

             Proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares reserved for issuance upon exercise of options granted pursuant to the 1993 Stock Option Plan from 400,000 shares to 650,000 shares:

                  For                10,414,966
                  Against               985,410
                  Abstain                72,350

             No other business was brought before the Annual Meeting.

        ITEM 5 - OTHER INFORMATION

        Management estimates that total reserve additions by the Company from exploration in the first half of the year were 19.9 Bcf and 695 MBbls of oil and condensate (24.1 Bcfe). These reserve additions are equivalent to approximately 367% of the Company's production in the same period. In the second half of the year the Company expects to participate in up to eight exploration wells, including two wells on the Smith properties.

        The Company's largest recent development project on East Cameron Blocks 331/332 is currently producing from eight of nine wells. The remaining well has been completed and is expected to be on production prior to the end of August. It has taken longer than expected to put all of the wells in the field on East Cameron Blocks 331/332 on production. However, it is now expected that the field should reach full production in August. The Company owns a 40% working interest in the shallower zone of Block 331 and a 20% working interest in the deeper zone of both blocks. Approximately 80% of the proved reserves are located in the deeper zone.

        In May 1995 the Company participated in a successful exploration well on East Cameron Block 356. The well has been suspended after encountering hydrocarbon-bearing sands based on wireline log analysis and formation test information. Additional drilling is expected on this block later in the year. The Company owns a 37.5% working interest in this block.

        An exploration well drilled on Eugene Island Block 59 (one of the Smith properties) was unsuccessful and has been plugged and abandoned. The Company will seek to clarify the prospectivity of the block with the aid of a new 3-D survey. The Company owns a 25% working interest in this block.

        On Mustang Island Block 858 (one of the Smith properties), the second well drilled by the Company, the A-3, has been suspended pending completion operations. The original well drilled on the block, which was drilled before the Company acquired its interest in this block, the A-1, has been tied back. Testing operations on the A-2 well are in progress. Test results in certain deeper horizons in the well were disappointing and no reserves have been attributed to these deeper horizons. Testing is now taking place in the upper horizons which were successfully tested in the A-1 well. After testing is complete, all three wells will be completed followed by installation of the deck and facilities. A pipeline will then be laid with first production expected by the late fourth quarter of 1995 or early first quarter of 1996. The Company owns a 17.5% working interest in this block.

        Three exploration wells drilled by the Company to target certain shallow formations on Vermilion Block 203 (one of the Smith properties) have all encountered productive sand intervals as indicated by wireline log analysis. The three wells (the A-2, A-3, and A-4) have been suspended pending completion operations. The Company expects completion operations to begin in August 1995 with first production expected to begin late in the fourth quarter of 1995. It is expected that a well to target deeper formations on the block will be spud prior to year-end 1995. The Company owns a 50% working interest in this block.

        Cairn Energy PLC completed a public sale of 2,623,260 shares of Company common stock on June 19, 1995, at a price of $10.00 per share. The sale was made pursuant to a registration statement filed on Form

        S-3 under the Securities Act of 1933, as amended. As a result of this sale, Cairn Energy PLC is no longer a stockholder of the Company.


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        None

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CAIRN ENERGY USA, INC.
                                                (Registrant)




        Date:  August 3, 1995        /s/ Michael R. Gilbert

                                     Michael R. Gilbert
                                     President




                                     /s/ J. Munro M. Sutherland

                                     J. Munro M. Sutherland
                                     Senior Vice President and Treasurer
                                     (Principal Financial Officer)