Form 10-Q
period 1995-09-30
CAIRN ENERGY USA INC
filed 1995-10-30
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q

                                     (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: SEPTEMBER 30, 1995

                                         OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________


                           Commission file number: 0-10156


                               CAIRN ENERGY USA, INC.
               (Exact name of registrant as specified in its charter)

    DELAWARE                                               23- 2169839
 (State or other jurisdiction of                           (I.R.S.  Employer
 incorporation or organization)                             Identification  No.)


                8235 DOUGLAS AVENUE, SUITE 1221, DALLAS, TEXAS  75225
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

 Yes   X   No


  The number of shares outstanding of each of the issuer's classes of common stock as of October 27, 1995:

                  17,547,095 shares of common stock, par value $.01

                               CAIRN ENERGY USA, INC.

                                        INDEX

                                                                     Page No.
 PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Statements of Operations for the three and nine
     months ended September 30, 1995 and 1994 ............................... 3

   Balance Sheets at September 30, 1995 and December 31, 1994. ...............4

   Statement of Changes in Stockholders' Equity for the
     nine months ended September 30, 1995 ....................................6

   Statements of Cash Flows for the nine months
     ended September 30, 1995 and 1994 .......................................7

   Notes to Financial Statements  ............................................8

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations .......................................10

 PART II. OTHER INFORMATION

   Item 1. Legal Proceedings .................................................14

   Item 2. Changes in Securities .............................................14

   Item 3. Defaults Upon Senior Securities ...................................14

   Item 4. Submission of Matters to a Vote of Security Holders ...............14

   Item 5. Other Information .................................................14

   Item 6. Exhibits and Reports on Form 8-K ..................................15

                           PART I.  FINANCIAL INFORMATION

                            Item 1.  Financial Statements

                               CAIRN ENERGY USA, INC.


                              STATEMENTS OF OPERATIONS
           For the Three and Nine months ended September 30, 1995 and 1994



                                       Three months ended           Nine months ended
                                          September 30,               September 30,
                                    ----------------------                                 ----------------------
                                      1995          1994          1995          1994
                                    --------                    --------                   --------         --------
                                          (in thousands except per share amounts)

 Revenues:
    Natural gas and crude oil. . ...$ 7,131       $ 1,893       $19,940       $ 7,248
    Other revenue ..................     75           100           150           126
                                     --------                   --------                   --------         --------
 Total revenues ....................  7,206         1,993        20,090         7,374
                                     --------                   --------                   --------         --------
 Expenses:
    Lease operating expenses
      and production taxes .........    833           527         2,397         1,805
    Depreciation, depletion and
      amortization .................  3,909           926        10,680         3,244
    Administrative expenses ........    428           247         1,249           986
    Interest .......................    739           273         2,096           718
                                     --------                   --------                   --------         --------
 Total expenses ....................  5,909         1,973        16,422         6,753
                                     --------                   --------                   --------         --------
 Net income  .......................$ 1,297       $    20       $ 3,668       $   621
                                     ========     ========      ========      ========

 Net income per common and
    common equivalent  share .......$  0.08       $  0.00       $  0.23       $  0.05
                                     ========     ========      ========      ========
 Weighted average common and common
    equivalent shares outstanding .. 16,187        12,463        16,043        12,463
                                     ========     ========      ========      ========


 See accompanying notes.

                                  CAIRN ENERGY USA, INC.

                                      BALANCE SHEETS

                         September 30, 1995 and December 31, 1994


                                          ASSETS
                                         ---------


                                                               September 30,  December 31,
                                                                    1995          1994
                                                                ----------                 ----------
                                                                      (in thousands)
 Current assets:
   Cash and cash equivalents ...................................$  2,945      $  2,182
   Accounts receivable .........................................   4,525         2,031
   Receivable from Cairn Energy PLC ............................     -              48
   Prepaid expenses ............................................     717           136
                                                                 ----------                ----------
 Total current assets ..........................................   8,187         4,397

 Property and equipment at cost:
   Oil and gas properties, based on full cost accounting ....... 147,882       129,758
   Other equipment .............................................     652           564
                                                                ----------                 ----------
                                                                 148,534       130,322
   Less accumulated depreciation, depletion and amortization ... (56,972)      (46,373)
                                                                ----------                 ----------
        Net property and equipment .............................  91,562        83,949

 Deferred charges, net of amortization .........................     623           835
                                                                ----------                 ----------
 Total assets  .................................................$100,372      $ 89,181
                                                                ==========    ==========

 See accompanying notes.

                                  CAIRN ENERGY USA, INC.

                                     BALANCE SHEETS

                         September 30, 1995 and December 31, 1994


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ----------

                                                         September 30,       December 31,


                                                                   1995          1994
                                                                ----------   ----------
                                                                    (in thousands)

 Current liabilities:
   Accounts payable  ...........................................$    321      $  1,286
   Accrued lease operating expenses ............................     581           528
   Accrued well costs ..........................................   2,390         1,701
   Deferred revenue ............................................      15           152
   Other accrued liabilities ...................................     400           216
   Current maturities of long-term debt ........................   3,625            -
                                                                ----------                 ----------
 Total current liabilities .....................................   7,332         3,883

 Long-term debt ................................................  10,875        23,500

 Stockholders' equity:
   Common stock, $.01 par value;
     30,000,000 shares authorized;
     Shares issued and outstanding:
       September 30, 1995 - 17,545,650
       December 31, 1994 - 15,963,080 ..........................     175           160
   Additional paid-in capital ..................................  94,667        77,983
   Accumulated deficit ......................................... (12,677)      (16,345)
                                                                ----------                 ----------
 Total stockholders' equity ....................................  82,165        61,798
                                                                ----------                 ----------
 Total liabilities and stockholders' equity ....................$100,372      $ 89,181

 See accompanying notes.

                                  CAIRN ENERGY USA, INC.

                       Statement of Changes in Stockholders' Equity
                           Nine months ended September 30, 1995
                                      (in thousands)



                                           Additional                        Total
                      Common Stock           Paid-In        Accumulated     Stockholders'
                   SHARES        AMOUNT      CAPITAL          DEFICIT         EQUITY

 Balance at
  December 31,
  1994             15,963        $160       $77,983         $(16,345)        $61,798

 Exercise of
  stock options        20          -            102                              102

 Common stock
  issued for
  cash, net         1,563          15        16,582                           16,598

 Net income                                                    3,668           3,668
                   ------------------------------------------------------------

 Balance at
  September 30,
  1995             17,546        $175       $94,667         $(12,677)        $82,165

 ====================================================================
 See accompanying notes.

                                  CAIRN ENERGY USA, INC.

                                 STATEMENTS OF CASH FLOWS
                       Nine months ended September 30, 1995 and 1994


                                                                September 30,   September 30,
                                                                     1995         1994
                                                                 ----------                ----------
                                                                      (in thousands)
 Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities:
    Net income .................................................$  3,668      $    621
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion and amortization .................  10,680         3,244
      Amortization of loan costs ...............................     266           138
      Change in operating assets and liabilities:
        Accounts receivable ....................................  (2,494)          929
        Prepaid expenses .......................................    (582)           (1)
        Accounts payable .......................................    (966)            9
        Accrued liabilities ....................................     236        (1,050)
        Deferred revenue .......................................    (137)           -
        Advances (repayments) from (to) Cairn Energy PLC .......      50            16
                                                                ----------                 ----------
 Net cash provided by operating activities .....................  10,721         3,906


 Cash flows from investing activities:
  Exploration and development expenditures ..................... (19,275)      (11,697)
  Proceeds from sale of natural gas and crude oil properties ...   1,841         3,707
  Increase in other equipment ..................................    (169)          (84)
  Other ........................................................     -            (602)
                                                                ----------                 ----------
 Net cash used in investing activities ......................... (17,603)       (8,676)
 Cash flows from financing activities:
  Proceeds from long-term debt .................................  10,000         5,500
  Repayment of long-term debt .................................. (19,000)         (100)
  Issuance of common stock, net ................................  16,598            -
  Exercise of stock options ....................................     102            -
  Other ........................................................     (55)         (131)
                                                                ----------                 ----------
 Net cash provided by financing activities .....................   7,645         5,269
                                                                ----------                 ----------
 Net change in cash and cash equivalents .......................     763           499
 Cash and cash equivalents at beginning of period ..............   2,182           343
                                                                ----------                 ----------
 Cash and cash equivalents at end of period ....................$  2,945      $    842
                                                                ==========    ==========
 Supplemental cash flow information -
  Interest paid in cash ........................................$  1,832      $    602
                                                                ==========    ==========

 See accompanying notes.

                               CAIRN ENERGY USA, INC.

                            Notes to Financial Statements


 1. Basis of Presentation

  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at June 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and the results of its cash flows for the nine months ended September 30, 1995 and 1994. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission (the "Commission") on March 15, 1995.

 The consolidated  financial statements include the accounts of the Company and
 its wholly-owned subsidiary.   All intercompany accounts and transactions have
 been eliminated in consolidation.


 2.  Long-term debt.

 Long-term debt at September 30, 1995 and December 31, 1994, consisted of the following:

                                               September 30,      December 31,
                                                    1995               1994
                                                -------------      ------------
       Revolving credit agreement  .............$14,500,000       $23,500,000
       Less:  Current maturities of
             long-term debt ....................  3,625,000             -
                                               -------------      ------------
      Long-term debt less current maturities ...$10,875,000       $23,500,000
                                                =============      ============


 On December 20, 1994, the Company entered  into  a  credit agreement (the INCC
  Restated Credit Agreement) with Internationale Nederlanden (U.S.) Capital Corporation (INCC)
 and MeesPierson, N.V. (MeesPierson) for the establishment of a credit facility with a maximum loan amount of $50 million. On April 19, 1995, the current borrowing base was established at $45 million. The INCC Restated Credit Agreement is a revolving line of credit secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with all such financial covenants. At September 30, 1995, the Company had outstanding borrowings of $14.5 million under this facility. Outstanding borrowings accrue interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.50%, at the Company's option. The Company is obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility. On March 31,
  1996, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments from June 30, 1996 through December 31, 1998. The Company has submitted a request to INCC and MeesPierson that the revolving period under the facility be extended to March 31, 1997 with a consequent deferral of the term loan repayments to June
  30, 1997 through December 31, 1999. There can be no assurance that the extension on the revolving period of the facility will be granted. The INCC Restated Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital.

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


 3.  Income Taxes.

  At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38 million. The net operating losses will expire principally in 2005 through 2009, if not previously utilized. Utilization of approximately $2 million of net operating losses is subject to an annual limitation of $114,000 because of a change of control, as defined in the Internal Revenue Code, of the Company's predecessor company, Omni Exploration, Inc. As a result of a change in control of the Company, as defined, which occurred in 1993, due to certain changes in ownership of Cairn Energy PLC (a former stockholder of the Company) and the Company, the Company estimates that utilization of $22 million of the net operating losses will be limited to approximately $2 million per year. Utilization of approximately $10.3 million of net operating losses is subject to an annual limitation of approximately $1 million per year due to the change in control of Smith Offshore Exploration Company II ("Smith"), the assets of which were acquired by the Company in 1994. The transactions in connection with the acquisition of the Smith properties and sales of Common Stock by Cairn Energy PLC in 1994 caused a further change in ownership of the Company as defined in the Internal Revenue Code. The Company's annual limitation due to this change in ownership exceeds $5 million per year. Additional net operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.


 4.  Property and Equipment.

 The Company capitalized approximately $941,000 and $629,000 of internal costs during the nine months ended September 30, 1995 and 1994, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

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

                                        Three months                  Nine months
                                    ended September 30,            ended September 30,
                                     -----------------                        -----------------
                                      1995       1994              1995      1994
                                     ------                 ------                        ------    ------

     Net Production:
       Gas (MMcf)  .................  2,930        844             8,187     2,914
       Oil (MBbl) ..................    130         18               350        72
     Average Sales Price:
       Gas (per Mcf) (1)  .......... $ 1.61     $ 1.85            $ 1.64    $ 2.10
       Oil (per Bbl) ............... $18.03     $15.34            $18.19    $13.74
     Average Production Costs:
       (per Mcfe) (2) .............. $ 0.22     $ 0.55            $ 0.23    $ 0.54
     Depletion rate: (per Mcfe)  ... $ 1.05     $ 0.96            $ 1.03    $ 0.96

     ------------------

 (1) Includes natural gas liquids.
 (2) Includes direct lifting costs (labor, repairs  and  maintenance, materials
  and           supplies)  and the administrative costs of production  offices,
 insurance and           property and severance taxes.

 Three months ended September 30, 1995 and 1994

 Revenues.  Total revenues increased  $5.2  million  (262%) to $7.2 million for the three months ended September 30, 1995 from $2.0 million for the three months ended September 30, 1994. The primary reason for the increase was new production from the Company's interest in East Cameron Blocks 331/332,
  Matagorda Block 710 and Ship Shoal Block 251. Lower gas prices partially offset the increased revenues from production.

 Expenses. Total expenses increased $3.9 million (199%) to $5.9 million for the three months ended September 30, 1995 from $2.0 million for the three months ended September 30, 1994. An increase in depreciation, depletion and amortization ("DD&A") is the primary reason for the increase in expenses. DD&A increased $3.0 million (322%) to $3.9 million for the three months ended September 30, 1995 from $926,000 for the same period in 1994 mainly due to increased production but also due to an increase in the depletion rate. Interest expense increased by $466,000 (170%) to $739,000 for the quarter ended September 30, 1995 from $273,000 for the three months ended September 30, 1994. Interest expense increased because of an increase in average outstanding debt coupled with higher average interest rates for the quarter ended September 30, 1995 than for the same period in 1994. Lease operating expenses and production taxes increased $307,000 (58%) to $833,000 for the three months ended September 30, 1995 from $526,000 for the same period in 1994. Lease operating expenses are up because of increased production. Reflected in the 1994 lease operating expenses amount are expenses related to the Texas Panhandle properties that were sold in August 1994 and also the properties in Texas and Oklahoma which were sold with effect from April 1,
  1995. Production costs on a per unit basis decreased significantly because East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal Block 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 and the properties in Texas and Oklahoma which were sold with effect from April 1, 1995 had a high per unit operating cost. Administrative expenses increased $181,000 (73%) to $428,000 for the three months ended September 30, 1995 from $247,000 for the same period in 1994 due primarily to an increase in legal, salary and printing expenses partially offset by increased overhead capitalization relating to technical staff associated with exploration activity.


 Net Income. Net income increased $1.3 million, or $0.08 per share to $1.3 million, or $0.08 per share for the three months ended September 30, 1995 from
  $20,000, or $0.00 per share for the same period in 1994. The primary reason for the increase in net income was the increase in production.

 Nine months ended September 30, 1995 and 1994

 Revenues. Total revenues increased $12.7 million (172%) to $20.1 million for the nine months ended September 30, 1995, from $7.4 million for the nine months ended September 30, 1994. The primary reason for the increase was new production from the Company's interest in East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal Block 251 coupled with higher oil prices. Lower gas prices partially offset the increased revenues from production.

 Expenses. Total expenses increased $9.6 million (143%) to $16.4 million for the nine months ended September 30, 1995 from $6.8 million for the nine months ended September 30, 1994. An increase in DD&A is the primary reason for the increase in expenses. DD&A increased $7.5 million (229%) to $10.7 million for the nine months ended September 30, 1995 from $3.2 million for the same period in 1994 due to increased production coupled with an increase in the depletion rate. Interest expense increased by $1.4 million (192%) to $2.1 million for the nine months ended September 30, 1995 from $718,000 for the nine months ended September 30, 1994 because of an increase in average outstanding debt and higher average interest rates. Lease operating expenses and production taxes increased $592,000 (33%) to $2.4 million for the nine months ended
  September 30, 1995 from $1.8 million for the same period in 1994. Lease operating expenses increased because of increased production. Reflected in the 1994 lease operating expenses amount are expenses related to the Texas Panhandle properties that were sold in August 1994. Production costs on a per unit basis decreased significantly because East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal Block 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 had a high per unit operating cost. Administrative expenses increased $262,000 (27%) to $1.2 million for the nine months ended September 30, 1995 from $987,000 for the same period in 1994 due primarily to an increase in legal, salary and printing expenses partially offset by increased overhead capitalization relating to technical staff associated with exploration activity.


 Net Income. Net income increased $3.0 million (491%), or $0.18 per share to $3.7 million, or $0.23 per share for the nine months ended September 30, 1995 from $621,000, or $0.05 per share for the same period in 1994. The primary reason for the increase in net income was the increase in production.


 Capital Resources and Liquidity

 At September 30, 1995, the Company had existing cash and cash investments of $2.9 million. Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 1995 compared with $3.9 million for the same period in 1994. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) partially offset by increased working capital requirements. Net cash used in investing activities for the nine months ended September 30, 1995 was $17.6 million compared with $8.7 million for the same period in 1994. This increase was principally due to expenditures for exploration and development prospects.

 Net cash provided by financing activities for the first nine  months  of  1995 was $7.6 million compared with $5.3 million for the same period in 1994. The cash provided by financing activities for the period consisted of $16.6 million in net proceeds from a public offering of common stock, borrowings under the Company's revolving credit facility of $10.0 million and the exercise of stock options. Proceeds from the stock offering along with funds from operations were used to paydown $19.0 million on the Company's revolving credit facility. Subsequently, the Company will utilize the amount of the revolving line of credit made available by such reduction to finance a portion of the Company's capital expenditures with respect to its exploration and development activities.

  In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company was the high bidder on three blocks in the Western Gulf of Mexico lease sale held in September 1995.
  To date, one block has been awarded by the Minerals Management Service ("MMS"). The Company's interest in these blocks ranges from 50 to 100 percent. If all three blocks are awarded, the Company's obligation for the lease rentals and bonuses will be approximately $282,000 and will be funded from cash flow from operations.

 The Company's average net production  for the quarter ended September 30, 1995 was approximately 31.8 MMcf of gas per day and 1,412 Bbls of oil and condensate per day compared with average per day production during the same quarter in 1994 of 0.9 MMcf of gas and 197 Bbls of oil and condensate. The average net production for the nine months ended September 30, 1995 was 30.0 MMcf of gas per day and 1,282 Bbls of oil and condensate per day compared with average per day production during the same period in 1994 of 10.7 MMcf of gas and 263 Bbls of oil and condensate.

 The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds of public offerings of its common stock and cash flow from operations. The Company expects to continue with an active exploration program and to drill up to a further 6 exploration wells in the last quarter of the year. The Company expects capital expenditures during 1995 to total approximately $40 million. At
  September 30, 1995, the Company's capital resources consisted primarily of available borrowing capacity under the INCC Restated Credit Agreement and cash flow from operations. Management believes that cash flow from operations along with the amount available under the INCC Restated Credit Agreement will be sufficient to finance the currently planned exploration and development expenditures.

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

 The Company's revenues and the value  of  its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note 2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1994 or the first nine months of 1995.

 In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices, usually when such prices are at or in excess of the prices anticipated in the Company's operating budget, through the use of commodity futures, options, forward contracts and swap agreements. Hedging transactions are limited by the Board of Directors to 50% of budgeted production for the succeeding 12 months and no more than 75% of budgeted production in any one month. The Company has entered into four commodity swap transactions governed by the terms of a Master Agreement with INCC (the "Master Agreement"). Under one commodity swap transaction, which has now expired, the Company received a fixed price of $19.50 per barrel and paid a floating price of WTI-NYMEX for the first nearby month for 500 barrels per day for the period June 1 to September 30, 1995. Under a second swap transaction, which has also expired, the Company received a fixed price of $1.75 per MMBtu and paid a floating price of Natural Gas - NYMEX for the first nearby contract month for 5,000
  MMBtu per day for the contract months July to September 1995. Under a third commodity swap transaction the Company is receiving a fixed price of $1.7525 per MMBtu and is paying a floating price of Natural Gas-NYMEX for the first nearby contract month for 5,000 MMBtu per day for the contract months September 1995 to February 1996. Under a fourth commodity swap transaction the Company is receiving a fixed price of $1.80 per MMBtu and is paying a floating price of Natural Gas-NYMEX for 5,000 MMBtu per day for the contract months October 1, 1995 to December 31, 1995.

                               CAIRN ENERGY USA, INC.


                             PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

 No new material developments.


 ITEM 2 - CHANGES IN SECURITIES

 None


 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

 None


 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None


 ITEM 5 - OTHER INFORMATION


 On Mustang Island Block 858, all three wells have been successfully flow-tested and completed. Installation of the deck and facility is scheduled for December. Pipeline installation will follow immediately. First production from the field is expected in late December or early in the first quarter of 1996. The Company owns a 17.5% working interest in this block.

 Completion  operations  are  underway  on  the  Company's  Vermilion Block 203 development. Four successful exploration wells have been drilled targeting certain shallow formations on this block. One well has been successfully completed and flow-tested. The remaining three will be completed with first production expected to begin in late December 1995. It is expected that a well to target certain deeper formations on the block will begin drilling prior to year-end 1995. The Company owns a 50% working interest in this block.

  On Main Pass Block 262, one of the blocks that the Company acquired in the Gulf of Mexico Central Lease Sale held in May, 1995, the Company and partners have purchased a jacket and deck for an accelerated development on this block. Installation of the jacket is scheduled for mid-November. This will be immediately followed by the drilling of two wells which are expected to be completed by the end of January 1996. One of the wells will target a gas reservoir which is currently being produced from an adjacent block by another operator. The second well will target a similar structure which has been identified on the block. First production from the block is scheduled for February 1996. The Company owns a 33% working interest in this block.

  Production from the East Cameron 331/332 field is currently slightly lower than expected due to mechanical problems with completions on two of the wells in the field. A program of remedial work is currently underway, and it is expected that production will remain at current levels through December 1995.

 Six exploratory wells and one development  well  are  currently  scheduled  to begin drilling in the fourth quarter of 1995. These are wells on Main Pass Block 262 (2 wells), East Cameron Blocks 350 and 356, Ship Shoal Blocks 251 and 261 and a well to test certain deeper targets on Vermilion Block 203. Three or four of these wells should reach target depth before year-end and the results from all seven wells are expected no later than the end of the first quarter 1996.

 The Company and Phemus Corporation completed a public sale of 1,562,500 shares and 2,750,000 shares, respectively, of Company common stock on September 14, 1995, at a price of $11.25 per share. Net proceeds to the company from the stock offering of $16.6 million were used to paydown a portion of the Company's revolving credit facility. Subsequently, the Company will utilize the amount of the revolving line of credit made available by such reduction to finance a portion of the Company's capital expenditures with respect to its exploration and development activities. The sale was made pursuant to a registration statement filed on Form S-3 under the Securities Act of 1933, as amended.


 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 None

                                     SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAIRN ENERGY USA, INC. (Registrant)




 Date: October 30, 1995                   /S/ MICHAEL R. GILBERT
                                          Michael R. Gilbert
                                          President




                                          /S/ J. MUNRO M. SUTHERLAND
                                          J. Munro M. Sutherland
                                          Senior Vice President and Treasurer
                                          (Principal Financial Officer)