Form 10-K
period 1995-12-31
CAIRN ENERGY USA INC
filed 1996-03-05
CIK 353153

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from ________ to ________

                         Commission file number: 0-10156

                             Cairn Energy USA, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                         23-2169839
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     8235 Douglas Avenue, Suite 1221
            Dallas, Texas                                          75225
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (214) 369-0316

                                                        Name of each exchange on
         Title of each class                                 which registered
         -------------------                            ------------------------
                 None

           Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X          No
            ---------        ----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of February 29, 1996, 17,557,821 shares of common stock of the registrant were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996, was $160.7 million, based upon the closing sales price of the registrant's common stock on such date of $10.875 per share on the Nasdaq National Market as reported by The Wall Street Journal. For purposes of this computation, all executive officers, directors and 10% stockholders are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors or 10% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders scheduled to be held May 22, 1996, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference to
Part III of this report.

                             CAIRN ENERGY USA, INC.

                               Index to Form 10-K

PART I.......................................................................  1
    ITEMS 1 AND 2. BUSINESS AND PROPERTIES...................................  1
        The Company..........................................................  1
        Business.............................................................  1
        General..............................................................  1
        Principal Areas of Operations........................................  2
        Oil and Gas Reserves.................................................  2
        Ryder Scott..........................................................  3
        1995 Exploration Activity............................................  4
        Offshore Properties..................................................  4
        Onshore Properties...................................................  6
        1996 Exploration Activity............................................  7
        Sales of Properties..................................................  7
        Drilling Activities..................................................  8
        Productive Well Summary..............................................  8
        Volumes, Prices and Production Costs.................................  9
        Development, Exploration and Acquisition Expenditures................  9
        Acreage.............................................................. 10
        Markets.............................................................. 10
        Competition.......................................................... 11
        Regulation........................................................... 11
        Operational Hazards and Insurance.................................... 13
        Executive Officers of the Registrant................................. 13
        Employees............................................................ 14
        Title to Properties.................................................. 14
        Offices.............................................................. 14
    ITEM 3.    LEGAL PROCEEDINGS............................................. 14
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 14

PART II...................................................................... 14
    ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................... 14
    ITEM 6.    SELECTED FINANCIAL DATA....................................... 15
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............ 16
        General.............................................................. 16
        Results of Operations................................................ 17
        1995 Compared with 1994.............................................. 17
        1994 Compared with 1993.............................................. 18
        Capital Resources and Liquidity...................................... 18
        Changes in Prices and Inflation...................................... 20
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 20
    ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE...................................... 20

PART III..................................................................... 21
    ITEMS 10 through 13...................................................... 21
    ITEM 14.      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS,
                  AND REPORTS ON FORM 8-K.................................... 49

GLOSSARY..................................................................... 52

SIGNATURES................................................................... 55

                    See the Glossary included on page 52 for
                   definitions of certain oil and gas terms.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

                                   The Company

         The registrant, Cairn Energy USA, Inc., a Delaware corporation (the "Company"), was incorporated on May 5, 1981 in Delaware as "Omni Exploration, Inc." On September 29, 1992, Cairn Energy USA, Inc., an oil and gas exploration and development company, merged with and into the registrant with the registrant being the survivor (the "Merger"). Pursuant to the Merger, the registrant changed its name to "Cairn Energy USA, Inc."

         The Company's principal executive offices are located at 8235 Douglas Avenue, Suite 1221, Dallas, Texas 75225 and its telephone number is (214) 369-0316.

                                    Business

General

         The Company explores for, develops and produces natural gas and oil reserves, principally on the Outer Continental Shelf ("OCS") of the Gulf of Mexico. The Company also has interests in properties in onshore areas, principally in the Appalachian region. At January 1, 1996, the Company's proved reserves, as reviewed by the Ryder Scott Company, independent petroleum engineers ("Ryder Scott"), were estimated to be approximately 80.6 BCFE, consisting of 66.9 Bcf of natural gas and 2.3 MMBbls of oil. At the same date, the present value of estimated future net cash flows, before income taxes and discounted at 10%, from the Company's estimated proved reserves ("Discounted Present Value") was $116.4 million, with approximately 95% attributable to its Gulf of Mexico proved reserves.

         The Company's strategy is to expand its reserve base and production principally through exploration and associated development drilling. The OCS of the Gulf of Mexico is a well-established area of oil and gas production where the Company's management and staff have both experience and expertise and where the application of advances in 3-D and 2-D seismic and computer-aided exploration technology is particularly suited. The Company participates mainly on a non-operating basis, thereby minimizing staffing requirements and overhead costs. As a non-operator, the Company generally preserves its rights through operating and other agreements to influence and in many instances initiate exploration and development projects in which it is participating. Exploration and development activities are directed by a small, experienced technical team which makes use of extensive in-house computer capabilities.

         The Company identifies exploratory prospects by (i) integrating 3-D and 2-D seismic technology with information about surrounding geological features and (ii) high-grading prospects that exhibit "bright spot" seismic anomalies by using extensive computer-aided geophysical modeling and amplitude versus offset analysis.

         The Company generally limits exploration expenditures to amounts that can be financed through cash flows from operations. The Company's Board of Directors must expressly approve expenditures exceeding $1,500,000 for any single well. The Company's strategy with respect to the development of its proved reserves is to concentrate available resources on those prospects with the greatest potential to add to the Company's cash flows from operations while maintaining a diversity of development projects.

Principal Areas of Operations

         All of the Company's properties are located in the United States, mainly in the OCS of the Gulf of Mexico. The Company also has properties onshore, principally in the Appalachian region.

         The focus of the Company's current activity is in the Gulf of Mexico. The Company's total daily production in 1995 averaged 28,500 Mcf of gas and 1,180 Bbls of oil, of which about 95% was from wells located in the Gulf of Mexico. Of the Company's total proved reserves of 80.6 BCFE at January 1, 1996,
73.8 BCFE, or approximately 92%, were attributable to properties in the Gulf of Mexico. The Company's total capital expenditures on oil and gas properties in 1995 were $33.2 million, virtually all of which were on properties in the Gulf of Mexico.

Oil and Gas Reserves

         Ryder Scott reviewed as of January 1, 1996 a report prepared by the Company of the net reserves attributable to the Company's oil and gas properties. The Company used the results from the Ryder Scott reserve review letter (the "Ryder Scott Reserve Review Letter") as the Company's reserves estimates. The average prices used in the computations were $2.40 per Mcf for gas and $18.27 per Bbl of oil. The results of the Ryder Scott Reserve Review Letter conform to the definition of proved reserves required by the Securities and Exchange Commission (the "Commission"), which assumes no change in economic conditions will occur in the future.

         The estimates as of January 1, 1996 of proved reserves, future net revenues from proved reserves and the Discounted Present Value of estimated future net revenues from such proved reserves set forth in this annual report were prepared by the Company and reviewed by Ryder Scott. For purposes of reviewing such estimates, Ryder Scott reviewed production data through December 1995 for properties representing 96% of the Company's estimated proved net gas reserves and 99% of the Company's estimated proved net oil and condensate reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of January 1, 1996, the Company and Ryder Scott assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve previously established for such property.

         There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. The reserve data set forth in this annual report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced.

         In accordance with Commission guidelines, the estimates of the Company's proved reserves and Discounted Present Value of revenues therefrom are made using current lease and well operating costs estimated by the Company. Lease operating expenses for wells owned by the Company were estimated using a combination of fixed and variable-byvolume costs consistent with the Company's experience in the areas of such wells. For purposes of calculating future net revenues and the Discounted Present Value thereof, operating costs exclude accounting and administrative overhead expenses attributable to the Company's working interest in wells operated under joint operating agreements, but include administrative costs associated with production offices. The Discounted Present Value of proved reserves set forth herein should not be construed as the current market value of the estimated proved oil and gas reserves attributable to the Company's properties.

         The following table sets forth certain information regarding the Company's proved oil and gas reserves. The following information is based on the Company's estimated reserves as of January 1, 1996 as reviewed by Ryder Scott.

                                                                           Proved Reserves
                                           --------------------------------------------------------------------------------
                                                                                                                  % of
                                                                                                                 Total
                                                      Natural      Oil and                     Discounted      Discounted
                                            Gross       Gas      Condensate       Total          Present        Present
                  Field                     Wells      (MMcf)      (MBbls)       (MMCFE)          Value          Value
                  -----                     -----     -------     ---------      -------         -------        ------
                                                                                             (In thousands)
OFFSHORE:
   East Cameron Blocks 331/332...........     15      21,489      1,266          29,085       $45,783           39.3%
   Galveston Blocks 343/363..............     14       4,018         16           4,114         5,260             4.5
   Ship Shoal Block 251..................      2       1,693         24           1,837         3,287             2.8
   Matagorda Block 710...................      4       5,570         14           5,654         5,647             4.9
   Main Pass Blocks 301..................      8         814        136           1,630         1,342             1.2
   East Cameron Blocks 349/350/355/356...      1       3,051        599           6,645         8,880             7.6
   Vermillion Block 203..................      4      11,856        119          12,570        24,611            21.1
   Main Pass Block 262...................      1       1,776         --           1,776         1,959             1.7
   Mustang Island Block 858..............      3       7,365         98           7,953        10,801             9.3
   Other offshore........................     23       2,461         11           2,527         3,284             2.8
                                             ---       -----      -----          ------       -------            ----
      Total offshore.....................     75      60,093      2,283          73,791       110,854            95.2
ONSHORE:
   Appalachian region....................    238       3,364         --           3,364         3,459             3.0
   Other onshore.........................      4       3,446         --           3,446         2,089             1.8
      Total onshore......................    242       6,810         --           6,810         5,548             4.8
                                             ---      ------     ------          ------       -------           -----
         Total...........................    317      66,903      2,283          80,601      $116,402           100.0%
                                             ===      ======     ======          ======       =======           =====

         The following table sets forth certain information as of January 1, 1996 (based on the Company's estimated reserves as of January 1, 1996 as reviewed by Ryder Scott) with respect to the Company's proved oil and gas reserves and the Discounted Present Value of estimated future net revenues from such reserves before income taxes as of the date indicated.


                                                                                 Oil and
                                                          Natural               Condensate             Discounted
                                                         Gas (MMcf)              (MBbls)             Present Value
                                                         ----------             ----------           --------------
                                                                                                     (In thousands)
Proved developed..................................       52,996                 1,293                 $95,610
Proved undeveloped................................       13,907                   990                  20,792
                                                         ------                 -----                --------
      Total.......................................       66,903                 2,283                $116,402
                                                         ======                 =====                ========

         Since January 1, 1995, the Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the Commission.

Ryder Scott

         Ryder Scott has delivered the Ryder Scott Reserve Review Letter relating to the Company's oil and gas reserves. Ryder Scott is a nationally recognized firm of petroleum engineers specializing in evaluations of oil and gas reserves. No limitations were imposed by the Company upon Ryder Scott with respect to the investigations made or procedures followed by Ryder Scott in rendering such report, except that Ryder Scott was requested to review the estimate of the Company's proved reserves in compliance with the definition of proved reserves required by the Commission, which assumes no change in economic conditions will occur in the future. For reviewing certain of the Company's oil and gas reserves, Ryder Scott has been paid a fee of approximately $33,000.

1995 Exploration Activity

         In 1995 the Company participated in the drilling of 13 exploration wells in the OCS of the Gulf of Mexico.

         On Vermilion Block 203, the Company participated in the drilling of three exploration wells which targeted certain shallow formations on the block. All three wells encountered productive sand intervals and were suspended pending completion operations. Completion operations commenced in July 1995 and first production was achieved from three wells on February 19, 1996. The Company owns a 50% working interest in this block, which is operated by The Houston Exploration Company ("Houston Exploration").

         On Mustang Island Block 858, the Company participated in the drilling of two exploration wells. Both wells and the original discovery well, which was drilled in 1994, were successfully tested and all three wells have now been completed. First production from the field is expected in March 1996. A test of certain deeper sands in the first well drilled in 1995 flowed at a non-commercial rate, and no further activity is planned targeting these deeper horizons. The Company owns a 17.5% working interest in this block, which is operated by Houston Exploration.

         On West Cameron Block 417, an unsuccessful well was drilled in January 1995. The Company owns a 40% working interest in this block, which is operated by Enserch Exploration, Inc. ("Enserch"). On Ship Shoal Block 265 the operator, Union Pacific Resources Company ("UPRC"), plugged and abandoned an exploratory well drilled on that block. The Company owns a 25% working interest in Ship Shoal Block 265. The Company participated in a successful exploratory well on East Cameron Block 303 in February 1995, but an appraisal well drilled on the block crossed a fault and was plugged and abandoned in April 1995 after failing to encounter hydrocarbon-bearing sands. Further appraisal drilling may take place during 1996. The Company owns a 33.3% working interest in Block 303, which is operated by Seagull Energy Corp ("Seagull").

         In May 1995 the Company participated in a successful exploration well on its four-block area that comprises East Cameron Blocks 349/350/355/356. The well, East Cameron 356 #1, was suspended after encountering hydrocarbonbearing sands based on wireline log analysis. Further exploration activity is planned on these blocks in 1996. The Company owns a 37.5% working interest in these blocks, which are operated by Enserch.

         An exploration well was drilled on Eugene Island Block 59 in April 1995. Although the well was plugged and abandoned, the Company is seeking to clarify the prospectivity of the block with the aid of a new 3-D survey. The Company owns a 25% working interest in this block, which is operated by Tana Oil and Gas Corporation. An exploration well drilled on West Cameron Block 77 was successful and commenced production in November 1995. The Company has a 2.625% interest in the block, which is operated by BHP Petroleum (Americas) Inc.

         In September 1995 the Company participated in an exploration well, Galveston 343 #10, which tested certain deeper horizons on the block. The test was not successful, and the well was plugged and abandoned. The Company owns a 12% working interest in the block which is operated by Seagull.

         The Company, together with partners, bid on 18 blocks in the 1995 Gulf of Mexico Central Area Lease Sale and was awarded an interest in 13 blocks. The Company, in two cases with a partner, bid on 4 blocks in the 1995 Gulf of Mexico Western Area Lease Sale and was awarded an interest in 3 blocks.

Offshore Properties

         East Cameron Blocks 331/332. These blocks are located 98 miles offshore Louisiana in 240 feet of water. The Company owns a 40% interest in the shallower horizons of Block 331 and a 20% interest in the deeper horizons of both blocks. The Company purchased an interest in these blocks in 1991 for $100,000, and in 1992 proposed the first exploratory well, which proved to be the discovery well for the field. The field commenced production in October 1994, and a total of nine wells have now been completed. During 1995, East Cameron Blocks 331/332 produced an average of 13.5 MMcf of gas per day and 851 Bbls of oil per day net to the Company's interest, accounting for approximately 52% of the Company's production for the period. Mechanical problems with the completions of two of the wells in the field resulted in production from the blocks field being lower than expected in the second half of 1995. A program of remedial work, which was planned to take place in the fourth quarter of 1995 was postponed as the work would have required an interruption of production during a period of high gas prices. Work now planned for the blocks in 1996 includes the drilling of two side-tracks on the wells with damaged completions and the drilling of three exploration wells, one of which will also serve as a development well. In addition, it is expected that an exploration well targeting an untested structure on East Cameron Block 331 will be drilled later in the year. Despite the production shortfall from these blocks, the year-end reserve report showed a small upward revision in reserves after adjusting for production during the year. At January 1, 1996, the Company's net proved reserves in East Cameron Blocks 331/332 were 29.1 Bcfe with a Discounted Present Value of approximately $45.8 million. Samedan Oil Company, a subsidiary of Noble Affiliates, is the operator of East Cameron Blocks 331/332.

     Vermilion Block 203. This block is located 56 miles offshore Louisiana in 100 feet of water. The block contains two separate geologic plays (shallow and deep) on the flank of a piercement salt dome. Four wells, all of which encountered hydrocarbons, have been drilled to shallow formations on the block. Three of these four wells have now been completed and first production from this block was achieved on February 19, 1996. Production is now approximately 8 MMcf of gas per day net to the Company's interest. It is expected that exploration wells to test two further structures in the shallow formation will be drilled during 1996. An exploration well to test certain deeper formations on the block was spud on November 28, 1995. The well encountered no reservoir sands below 15,000 feet and has been temporarily abandoned. The Company owns a 50% working interest in this block, which is operated by the Houston Exploration.

         Mustang Island Block 858. This block is located 12 miles offshore Texas in approximately 90 feet of water. When the Company acquired its interest in this block in 1994, one successful exploration well had been drilled and suspended on the block. In 1995 the Company participated in two further successful exploration wells on the block. A test of certain deeper sands in one well flowed at a non-commercial rate but the development of the shallower horizons is well advanced. First production from the field is currently expected in March 1996. An exploration well to target a separate structure on the block may be drilled after a period of production history has been established from the current field. The Company owns a 17.5% working interest in this block, which is operated by Houston Exploration.

         Matagorda Block 710. This block is located 28 miles offshore Texas in 150 feet of water. In September 1993, the Company participated in a successful exploratory well on the block. Production commenced from two wells on the block in December 1994. During 1995 this block produced an average of 2.5 MMcf of gas per day net to the Company's interest. An exploration well drilled to a separate target in 1994 was suspended for a possible sidetrack. The Company expects that the sidetrack or, alternatively, a new exploration well to test this structure will be drilled during 1996. The Company owns a 30% working interest in Matagorda Block 710, which is operated by Murphy Exploration and Production Company.

         Main Pass Blocks 300/301. These blocks are located 22 miles offshore Louisiana in 200 feet of water. In January 1993, a successful exploration well was drilled on Main Pass Block 301. In December 1993, a second successful exploration well was drilled into a different geological structure on Main Pass Block 300. A platform was installed in early August 1994. Both discovery wells and one additional well have been completed, and production commenced in October 1994. During 1995, this block produced an average of 236 MCF of gas per day and 115 Bbls of condensate per day net to the Company's interest. The Company owns a 15.3% working interest in Main Pass Blocks 300/301, which are operated by Walter Oil & Gas Corporation.

         Ship Shoal Block 251. This block is located 54 miles offshore Louisiana in 160 feet of water. A successful exploratory well was drilled on the block and was suspended in April 1994. One additional exploratory well was successfully drilled to and completed in a separate fault block in November 1994. Production commenced from this field on February 13, 1995 and average production during 1995 was 5.6 MMcf of gas per day and 171 Bbls of condensate per day net to the Company's interest. The Company owns a 25% working interest in Ship Shoal Block 251, which is operated by Union Pacific Resources Company ("UPRC").

         East Cameron Blocks 349/350/355/356. The East Cameron Blocks 349/350/355/356 prospect area is located 110 miles offshore Louisiana in 300 feet of water. The Company's interests in Blocks 349 and 355 were acquired in the 1994 Gulf of Mexico Central Area Lease Sale while the Company's interest in Block 356 was acquired in a property swap by the Company in 1994. The Company's interest in Block 350 was acquired in the 1995 Gulf of Mexico Central Area Lease Sale. In May 1995, the Company participated in a new field discovery on East Cameron Block 356. The field is located 6 miles south of the Company's East Cameron Block 331/332 complex and was identified on the Company's 3-D seismic, which covers both areas. The discovery well, East Cameron 356 #1, was drilled to a depth of 7,669 feet and encountered two hydrocarbon bearing Pleistocene sands based on wireline log analysis. The well has been suspended pending completion operations and delineation of further prospective structures on this four-block complex. A well targeting a separate structure, East Cameron 356 #2, was spud on December 25, 1995 but was plugged and abandoned in February 1996 after encountering a low gas saturated sand. A third exploration well, East Cameron 350 #1, was spud on January 23, 1996. Based on wireline log analysis this well has to date encountered approximately 200 net feet of oil and gas pay. The well is currently still drilling but is expected to reach total depth in early March. Further exploration activity is planned on these blocks in 1996. The Company expects that plans for the development of the blocks will be determined in the next two months. The Company owns a 37.5% working interest in all four blocks, which are operated by Enserch.

         Main Pass Block 262. This block, located 60 miles offshore Louisiana in 280 feet of water was acquired in the 1995 Gulf of Mexico Central Area Lease Sale. The prospect was defined by a 3-D seismic survey and previous drilling activity. A jacket structure was installed on the block in November 1995 and two wells have now been completed for production. First production is expected from the wells in March 1996. The Company owns a 33.3% working interest in Block 262, which is operated by Canadian Occidental Petroleum Ltd.

         Galveston 343/363 Field. Galveston 343/363 field is located 13 miles offshore Texas in 65 feet of water. The field is comprised of two adjacent federal lease blocks operated by an affiliate of Seagull. Production began in 1990. Natural gas and condensate are produced from 14 well completions on Blocks 343 and 363, from sands at depths of 7,100 feet to 8,500 feet. The wells on Block 343 produce through a four pile drilling and production platform. The well on Block 363 produces through a separate satellite platform that is tied by flowline to the Block 343 platform. Gas and condensate flow from Block 343 to shore through a 16-inch pipeline. During 1995, the average daily production net to the Company from this field was 3.5 MMcf of gas and 14 Bbls of oil. An exploration well to target certain deeper formations on Block 343 was drilled and plugged and abandoned in late September 1995. The Company owns a 12% working interest in Block 343 and an 11.25% working interest in Block 363.

         Other Offshore Properties. The Company currently holds interests in 45 additional lease blocks offshore Texas and Louisiana, of which 10 are producing leases.

Onshore Properties

         Appalachian Region Properties. The Company holds interests in 238 wells producing natural gas primarily in Venango, Mercer and Crawford Counties in Pennsylvania. These wells, operated by Lomak Petroleum, Inc., produce from multiple completions in Silurian-aged Medina and other sands at depths of approximately 5,500 feet to 6,000 feet. The Company's working interests in these wells range from 4% to 100%, with an average of approximately 28%. The Company also holds a 20% interest in the local field gathering system and the pipeline that takes production from the wells in this area.

         Other Onshore Properties. The Company holds minor working and royalty interests in four additional wells in Texas and Oklahoma.

1996 Exploration Activity

         In December 1995 the Company spud three exploration wells, all of which were drilling at the year-end. In 1996 to date the Company has participated in a further three exploration wells. In addition to these wells the Company plans to participate in a further twelve to fifteen exploration wells during 1996.

         On the four block area which comprises East Cameron Blocks 349/350/355/356, the Company participated in a successful exploration well, East Cameron 356 #1, in May 1995. A well targeting a separate structure on East Cameron Block 356 was spud on December 25, 1995 but was plugged and abandoned in February 1996 after encountering a low gas saturation sand. A third exploration well, East Cameron 350 #1, was spud on January 23, 1996. Based on wireline log analysis this well has to date encountered a total of 200 net feet of oil and gas pay in three of four targets. The well is currently still drilling but is expected to reach total depth in early March.

         On South Timbalier Block 249 an exploration well was spud in December 1995. Despite promising shows in South Timbalier 249 #1, a sidetrack found the target sands wet. The Company operates and owns a 50% working interest in this block.

         An exploration well to test certain deeper sands on Vermilion Block 203 was spud on November 28, 1995. The Vermilion 203 #2 well encountered no reservoir sands below 15,000 feet and has been temporarily abandoned. The Company owns a 50% working interest in this block, which is operated by Houston Exploration.

         In January 1996 an exploration well was spud on Ship Shoal 251. This well was plugged and abandoned in February. The Company owns a 25% interest in Ship Shoal Block 251 which is operated by UPRC. Also in January 1996 an exploration well was spud on Ship Shoal Block 261. This well is currently still drilling but is expected to reach the target horizon by mid-March. The Company owns a 25% interest in this block, which is also operated by UPRC.

         The Company now has over 150,000 miles of 2-D seismic data covering the central portion of offshore Louisiana and has 3-D data covering 74 blocks. All of the Company's 2-D and 3-D data will be used for prospect generation for lease sales and enhanced data coverage over the Company's existing leaseholds.

Sales of Properties

         In June 1995, the Company sold most of the properties which it owned in Texas and Oklahoma for $1.77 million. At January 1, 1995, the properties had reserves of approximately 123 MBbls of oil and 2.1 Bcf of gas and had a Discounted Present Value of $2.03 million.

         The Company has entered into an agreement to convey 35 wells located in Venango, Mercer and Crawford Counties in Pennsylvania, effective October 1, 1995, to the operator, Lomak Petroleum, Inc. in exchange for the assumption of the Company's plugging and abandonment obligations associated with these wells. No assurance can be given that the agreement will be consummated.

Drilling Activities

         The Company drilled, or participated in the drilling of, the following numbers of total wells during the periods indicated.

                                                                           Year ended December 31,
                                                ------------------------------------------------------------------------------
                                                        1993                          1994                        1995
                                                ---------------------         --------------------         -------------------
                                                  Gross    Net                 Gross    Net                Gross    Net
Total Wells
   Gas........................................     5       0.61                 9       1.85                 8      2.58
   Oil........................................     8       1.20                 1        .15                --        --
   Dry........................................     3       0.68                --         --                 5      1.35
                                                  --       ----                --       ----               ---      ----
      Total...................................    16       2.49                10       2.00                13      3.93
                                                  ==       ====                ==       ====               ===      ====
Development Wells
   Gas........................................     2       0.14                 3        .61                --        --
   Oil........................................     1       0.01                --         --                --        --
   Dry........................................    --         --                --         --                --        --
                                                  --       ----                --       ----                --        --
      Total...................................     3       0.15                 3        .61                --        --
                                                  ==       ====                ==       ====                ==        ==
Exploratory Wells
   Gas........................................     3       0.47                 6       1.24                 8      2.58
   Oil........................................     7       1.19                 1        .15                --        --
   Dry........................................     3       0.68                --         --                 5      1.35
                                                  --       ----                --       ----               ---      ----
      Total...................................    13       2.34                 7       1.39                13      3.93
                                                  ==       ====                ==       ====               ===      ====


         The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company. From 1993 through 1995, the Company has drilled and completed 31 gross (6.39 net) productive wells.

         The Company owns no drilling rigs. All of the Company's drilling activities are conducted by independent contractors on a day-rate basis or under standard drilling contracts.

Productive Well Summary

         The following table sets forth certain information regarding the Company's ownership as of December 31, 1995 of productive wells in the areas indicated.

                                                                        Productive Wells
                                       -----------------------------------------------------------------------------------------
                                                 Gas                              Oil                              Total
                                       ----------------------          ----------------------             ----------------------
                                           Gross      Net                  Gross        Net                 Gross        Net
                                           -----      -----                -----        ----                -----        -----
Gulf of Mexico(1)................           68        12.66                   7         1.21                 75          13.87
Appalachian region...............          238        65.93                  --           --                238          65.93
Other onshore....................            4         1.39                  --           --                  4           1.39
                                           ---        -----                ----         ----                ---          -----
         Total...................          310        79.98                   7         1.21                317          81.19
                                           ===        =====                ====         ====                ===          =====

--------------------

(1)  A majority of these wells have completions in multiple pay zones.

Volumes, Prices and Production Costs

         The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, the Company's sales of oil and gas for the periods indicated.

                                                                                           Year Ended December 31,
                                                                                      ---------------------------------
                                                                                      1993          1994         1995
                                                                                      ----          ----         ----
Net Production:
   Gas (MMcf)................................................................         5,226         3,940        10,403
   Oil (MBbls)...............................................................         116.1         100.1         430.8
      Total (MMCFE)..........................................................         5,922         4,541        12,988
Average Sales Price:
   Gas ($/Mcf)(1)............................................................        $ 2.18        $ 1.99         $1.70
   Oil ($/Bbl)...............................................................        $16.04        $14.35        $18.14
Average Production Cost:
   ($/MCFE)(2)...............................................................        $ 0.65        $ 0.50         $0.24

--------------------

(1)   Includes natural gas liquids.

(2)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

Development, Exploration and Acquisition Expenditures

         The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                                                                  Year Ended December 31,
                                                                       ------------------------------------------------
                                                                       1993                 1994                1995
                                                                       ----                 ----                ----
                                                                                       (in thousands)

Development Costs..........................................            $  1,106             $11,683             $14,105
Exploration Costs..........................................               8,987               9,872              19,057
Acquisition Costs:
   Proved Properties.......................................                  --               1,405                  --
   Unevaluated Properties..................................                 --               22,939            (3,900)*
                                                                       --------             -------           --------
      Total Capital Expenditures...........................            $ 10,093             $45,899            $ 29,262
                                                                       ========             =======            ========

* Represents an adjustment to the consideration paid for an acquisition in 1994.

Acreage

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1995. Acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests is insignificant and, therefore, excluded.

                                           Developed                      Undeveloped                          Total
                                     ----------------------         ------------------------         -------------------------
                                        Gross        Net                Gross         Net                Gross          Net
                                        -------      ------             -------       ------             -------        ------
Gulf of Mexico.....................      92,376      15,524             188,639       68,925             281,015        84,449
Appalachian region.................       8,590       2,288                  --           --               8,590         2,288
Other onshore......................       2,560         915                  --           --               2,560           915
                                         ------      ------             -------       ------             -------        ------
         Total.....................     103,526      18,727             188,639       68,925             292,165        87,652
                                        =======      ======             =======       ======             =======        ======

Markets

         General. The revenues generated from the Company's oil and gas operations are highly dependent upon the prices of and the demand for its oil and gas production. The prices received by the Company for its oil and gas production depend upon numerous factors beyond the Company's control. Future decreases in the prices of oil and gas would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow.

         Gas Sales. The Company sells substantially all of its gas production on the spot market. Generally, the Company's gas production is sold under short-term contracts. Total sales of gas accounted for 80.9% and 68.2% of the Company's revenues during 1994 and 1995, respectively. The weighted average prices of the gas sold by the Company under the various month-to-month spot gas contracts were $1.99 and $1.70 per Mcf of natural gas during 1994 and 1995, respectively.

         The following table lists purchasers of the Company's natural gas that accounted for more than 10% of total revenues for the years indicated:


                                                    Year ended December 31,
                                                    -----------------------
                                                     1994            1995
                                                    ------          ------

         Coastal Corporation                         --              22%
         Dow Hydrocarbons and
         Resources, Inc.                             21%              --
         Walter Oil and Gas Corporation              11%              --
         Mark Resources Corporation                  11%              --
         Samedan Oil Corporation                     --              12%
         Amoco Production Co.                        20%              --

     Oil Sales. Generally, the Company's oil production is sold to various purchasers under short-term arrangements at prices negotiated by third parties, but at prices no less than such purchasers' posted prices for the respective areas less standard deductions. Total sales of oil accounted for 14.8% and 30.1% of the Company's revenues during 1994 and 1995, respectively. No single purchaser of oil from the Company accounted for more than 10% of the Company's revenues for 1994. Samedan Oil Corporation purchased oil production from the Company in 1995 that amounted to 20% of the Company's total revenues. The Company believes that the loss of a purchaser of its oil would not have a material adverse effect on its results of operations due to the availability of other purchasers for its oil.

Competition

         The exploration for and production of oil and natural gas is highly competitive. In seeking to obtain desirable properties, leases and exploration prospects, the Company faces competition from both major and independent oil and natural gas companies, as well as from numerous individuals and drilling programs. Extensive competition also exists in the market for natural gas produced by the Company. Many of these competitors have financial and other resources substantially in excess of those available to the Company and, accordingly, may be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Company's larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.

Regulation

         Oil and Gas Production. The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws.

         All of the Company's offshore oil and gas leases are granted by the federal government and are administered by the Mineral Management Service (the "MMS"). Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations and the calculation of royalty payments to the federal government. Ownership interests in these leases are generally restricted to United States citizens and domestic corporations. Assignments of these leases or interests therein are subject to approval by the MMS.

         The federal authorities, as well as many state authorities, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which oil and gas can be produced from the Company's properties.

         Prior to January 1, 1993, the sale for resale of certain categories of natural gas production was price regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). However, under the Natural Gas Wellhead Decontrol Act of 1989, all price controls of natural gas under the NGPA were phased out effective as of January 1, 1993.

         Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

         Environmental. The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

         The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the MMS published an advance notice of its intention to adopt a rule under the OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

         The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances and under CERCLA such persons or companies would be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Operational Hazards and Insurance

         The Company maintains insurance of various types to cover its operations. Ultimate limits provided under such policies are $50 million. In addition, the Company maintains operator's extra expense coverage that provides for care, custody and control of wells drilled or completed by the Company. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse affect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

Executive Officers of the Registrant

         The executive officers of the Company are as follows:

            Name                  Age                      Position
-----------------------------     ---      -----------------------------------------------

Michael R, Gilbert                 46      President, Chief Executive Officer and Director
J. Munro M. Sutherland             41      Senior Vice President, Chief Financial Officer,
                                           Treasurer and Director
Robert P. Murphy                   37      Vice President--Exploration
A. Allen Paul                      53      Vice President--Finance
Susan H. Rader                     44      Secretary and Land Manager

         No family relationship exists among any of the Company's executive officers or directors. The Company's executive officers are elected to hold office until the next annual meeting of directors.

         Michael R. Gilbert has served as the President, Chief Executive Officer and a Director of the Company since February 27, 1992. Mr. Gilbert was the President of Cairn USA from its inception in March 1989 until the Merger in September 1992. From 1982 to 1989, Mr. Gilbert served as Executive Vice President of Canyon Oil and Gas Company, an oil and gas acquisition company and a subsidiary of Slawson Companies, Inc., an oil and gas company.

         J. Munro M. Sutherland has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 1993. Mr. Sutherland has been a director of the Company since June 1993. From 1988 to October 1993, Mr. Sutherland was the Finance Director of Cairn Energy PLC, formerly the Company's majority stockholder and an independent oil and gas exploration and production company ("Cairn PLC"). He was a nonexecutive director of Cairn PLC from November 1, 1993 until August 31, 1994. From 1986 to 1988, Mr. Sutherland served as director of Cairn Energy Management Limited, an oil and gas management company.

     Robert P. Murphy joined Cairn USA in 1990 as an exploration geologist and became the Company's Vice President--Exploration in March 1993. From 1984 to 1990, Mr. Murphy served as an exploration geologist for Enserch Exploration, an oil and gas company. Mr. Murphy holds a M.S. in geology from The University of Texas at Dallas.

     A. Allen Paul has served as Vice President-Finance of the Company since September 1992 and from September 1992 to November 1993 was Treasurer of the Company. From April 1990 to August 1992 Mr. Paul was Vice President--Finance for Rosco Wallcovering, Inc., a company specializing in the wholesale distribution of wallpaper. From January 1986 to April 1990, Mr. Paul was a self-employed certified public accountant. Prior to January 1986, Mr. Paul was employed in various capacities with AMOCO Oil Co., Tesoro Petroleum Corp. and Hunt Energy Corporation.

         Susan H. Rader has served as Secretary of the Company since September 1992. From Cairn USA's inception in March 1989 until the Merger in September 1992, Ms. Rader served as Assistant Secretary and as a petroleum land manager for Cairn USA. Prior to March 1989, Ms. Rader was a petroleum land manager for Western Natural Gas Company, an oil and gas company.

Employees

         At December 31, 1995, the Company had 16 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Title to Properties

         As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are and will continue to be mortgaged to secure borrowings under the Company's credit facility. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Capital Resources and Liquidity."

Offices

         The Company leases approximately 6,100 square feet of office space in Dallas, Texas under a lease that expires in October 1996. The Company is investigating the possibility of either expanding the office space at its present location or moving to a new location at the end of the current lease in order to expand to approximately 8,000 square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is involved in routine litigation from time to time. Such litigation in which the Company is currently involved is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NNM") under the symbol "CEUS." The following table sets forth the high and low sales prices for the Common Stock from January 1, 1994 to February 29, 1996.

Year                                                                                       High            Low
----                                                                                      ------          ------

1994
      First Quarter..............................................................          5-3/4               5
      Second Quarter.............................................................          7                   5
      Third Quarter..............................................................          8-1/4               5-3/4
      Fourth Quarter.............................................................          8-3/8               6-3/4
1995
      First Quarter..............................................................          8-3/4               7-3/8
      Second Quarter.............................................................         11                   8-1/2
      Third Quarter..............................................................         12-3/4              10-3/8
      Fourth Quarter.............................................................         14-1/8              11-3/8
1996
      First Quarter (through February 29, 1996)..................................         14-1/8              10-7/8

         The high and low sales prices for the Common Stock were reported by the NNM.

         As of February 29, 1996, the Company had 17,557,821 outstanding shares of Common Stock held by approximately 632 stockholders of record.

         The Company's policy is to retain its earnings to support the growth of the Company's business. According, the Board of Directors has never declared dividends on the Common Stock and does not plan to do so in the foreseeable future. Pursuant to the terms of the Company's credit facility (the "INCC Credit Agreement") with Internationale Nederaland (U.S.) Capital Corporation ("INCC") and MeesPierson, N.V. ("MeesPierson"), the Company is not permitted to pay or declare any cash or property dividends or otherwise make any distribution of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years December 31, 1991, 1992, 1993, 1994, and 1995 have been derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company, the Company's Consolidated Financial Statements, related notes thereto, schedules and other financial information of the Company included elsewhere herein.

                                                                          Year ended December 31,
                                                          ------------------------------------------------------------
                                                            1991          1992        1993         1994         1995
                                                          -------      -------      -------      -------       -------
                                                                       (in thousands, except per share data)
Statement of operations data:
Revenues:
     Crude oil and natural gas.....................       $11,443      $14,035      $13,490       $9,494       $25,742
     Other revenue.................................            94           59           59          206           217
                                                               --           --           --          ---           ---
         Total revenues............................        11,537       14,095       13,549        9,700        25,959
Expenses:
     Lease operating expenses and production taxes.         2,840        3,766        3,826        2,274         3,101
     Depreciation, depletion and amortization (1)..        15,142        6,792        5,654        4,328        13,616
     Administrative expenses.......................           924          774        1,266        1,330         1,507
     Interest......................................         2,880        1,193        1,045        1,114         2,500
                                                            -----        -----        -----        -----         -----
         Total expenses............................        21,786       12,525       11,791        9,046        20,724
                                                           ------       ------       ------        -----        ------
     Income (loss) before minority interest and
     extraordinary item............................       (10,249)       1,570        1,758          654         5,235
     Minority interest in net loss of Omni.........            --          245           --           --            --
     Extraordinary item--loss on early extinguishmen
     of debt.......................................            --           --         (248)          --            --
                                                               --           --         ----           --            --
     Net income (loss).............................      $(10,249)     $ 1,815      $ 1,474      $   654       $ 5,235
                                                         ========      =======      =======      =======       =======
     Net income (loss) per common and common
     equivalent share..............................      $  (1.28)     $  0.18      $  0.13      $  0.05       $  0.32
                                                         ========      =======      =======      =======       =======
     Weighted average common and common
     equivalent shares outstanding.................         7,992       10,048       11,260       13,259        16,422
                                                         ========      =======      =======      =======       =======
Statements of cash flows data:
Net income (loss)..................................      $(10,249)     $ 1,815      $ 1,474      $   654       $ 5,235
Depreciation, depletion and amortization...........        15,142        6,792        5,654        4,328        13,616
Other non-cash charges (credits)...................            99         (137)         414          223           355
Net change in operating assets and liabilities.....         1,096            2          841        1,148        (3,361)
Net cash provided by operating activities..........         6,088        8,472         8,383       6,353        15,845
Net cash used in investing activities..............        (5,631)      (7,574)      (9,519)     (17,208)      (23,080)
Net cash provided by (used in) financing activities          (400)        (212)         564       12,694         8,606

                                                                                  December 31,
                                                          ------------------------------------------------------------
                                                            1991          1992        1993         1994        1995
                                                          -------      --------     --------     -------      --------
                                                                                 (in thousands)

Balance sheet data:
Total assets.......................................       $43,503      $46,100      $49,629      $89,181      $106,811
Working capital (deficit)..........................         1,525       (1,029)         877          514           815
Advances from Cairn Energy PLC.....................         2,609        2,609           --           --            --
Long-term debt, less current maturities............        19,000       15,917        9,600       23,500        15,500
Stockholders' equity...............................        20,461       22,893       37,890       61,798        83,786

--------------------

(1) The Company recorded additional depreciation depletion and amortization expense of $5.6 million for the year ended December 31, 1991, to reduce the carrying value of oil and gas properties to the capitalized cost ceiling required under the full-cost method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the consolidated results of operation and financial condition of the company for each of the years in the three-year period ended December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included elsewhere herein

General

         The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all acquisition, exploration, and development costs incurred. Proceeds from sales of oil and gas properties are credited to the full-cost pool. Capitalized costs of oil and gas properties are amortized on an overall unit-of-production method using proved oil and gas reserves as determined by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization); the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and estimated dismantlement, restoration, and abandonment costs. See Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

         The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, and depletion rate associated with the Company's sales of oil and gas for the periods indicated.

                                                                                          Year Ended December 31,
                                                                                     ----------------------------------
                                                                                      1993          1994          1995
                                                                                     ------        ------       -------
Net Production:
   Gas (MMcf)................................................................         5,226         3,940        10,403
   Oil (MBbls)...............................................................         116.1         100.1         430.8
Average Sales Price:
   Gas (per Mcf)(1)..........................................................        $ 2.18        $ 1.99        $ 1.70
   Oil (per Bbl).............................................................        $16.04        $14.35        $18.14
Average Production Cost:
   (per MCFE)(2).............................................................        $ 0.65        $ 0.50        $ 0.24
Depletion Rate:
   (per MCFE)................................................................        $ 0.94        $ 0.94        $ 1.04

--------------------

(1)   Includes natural gas liquids.

(2)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

1995 Compared with 1994

      Revenues. Total revenues increased $16.3 million (168%) to $26.0 million for 1995 from $9.7 million for 1994. The increase in revenues was due primarily to the new production from the Company's interest in East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal Block 251 coupled with higher average oil prices in 1995 partially offset by lower average gas prices in 1995.

      Expenses. Total expenses increased $11.6 million (129%) to $20.7 million for 1995 from $9.1 million for 1994. An increase in depreciation, depletion and amortization ("DD&A") is the primary source for the increase in expenses. DD&A increased $9.3 million (215%) to $13.6 million for 1995 from $4.3 million in 1994 due to increased production coupled with an increase in the depletion rate. Interest expense increased $1.4 million (124%) to $2.5 million for 1995 from $1.1 million for 1994 because of an increase in average outstanding debt and higher average interest rates. Lease operating costs and production taxes increased $827,000 (36%) to $3.1 million for 1995 compared with $2.3 million for 1994. Lease operating expenses increased because of increased production. Reflected in the 1994 lease operating expense amount are expenses related to the Texas Panhandle properties that were sold in August 1994. Production costs on a per unit basis decreased significantly because East Cameron Blocks 331/332, Matagorda Block 710 and Ship Shoal Block 251 all have a low per unit operating cost, while the Texas Panhandle properties sold in August 1994 had a high per unit operating cost. Administrative expenses increased $177,000 (13%) to $1.5 million in 1995 from $1.3 million in 1994 principally due to an increase in legal, salary and printing expenses partially offset by increased overhead capitalization relating to technical staff associated with exploration activity.

      Net Income. Net income increased $4.6 million (700%) to $5.2 million, or $0.32 per share, from $654,000, or $0.05 per share, in 1994. The primary reason for the increase in net income was the increase in production.

1994 Compared with 1993

    Revenues. Total revenues decreased $3.8 million (28%) to 9.7 million for 1994 from $13.5 million for 1993. The decrease in revenues was due principally to a natural decline in production from the Company's properties coupled with lower product prices, and also to the sale of non-strategic properties in both 1993 and 1994.

   Expenses. Total expenses decreased $2.7 million (23%) to $9.1 million for 1994 from $11.8 million for 1993. Lease operating costs and production taxes decreased $1.5 million (41%) to $2.3 million for 1994 compared with $3.8 million for 1993 due primarily to reduced transportation fees on the Galveston 343/363 field coupled with the sale of certain producing properties whose associated costs are reflected in 1993. Depreciation, depletion and amortization decreased $1.3 million (23%) to $4.4 million for 1994 from $5.7 million for 1993. This decrease was primarily due to lower production volumes in 1994. There was only a nominal increase in general and administrative expenses due mainly to an increase in the number of technical personnel. There was also a nominal increase in interest expense due to an increase in outstanding debt.

   Net Income. Net income of $654,000, or $0.05 per share, was generated for 1994, compared with $1.5 million, or $0.13 per share, after an extraordinary charge of $284,000 or $(0.03) per share, in 1993. The extraordinary charge in 1993 was in connection with the write-off of unamortized issuance costs attributable to the Company's prior credit facility. The decrease in net income was primarily the result of the decrease in revenues due to decreased production, partially offset by decreased production and depletion expenses.

Capital Resources and Liquidity

     At December 31, 1995, the Company had existing cash and cash investments of $3.6 million. Net cash provided by operating activities was $15.8 million for 1995, compared with $6.4 million for 1994. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) offset by increased working capital requirements. Net cash used in investing activities for 1995 was $23.1 million compared with $17.2 million in 1994. The $23.1 million is net of $3.9 million received by the Company for consideration paid for an acquisition in 1994. This increase was principally due to expenditures for exploration and development prospects.

   Net cash provided by financing activities for 1995 was $8.6 million compared with $12.7 million in 1994. The cash provided by financing activities during 1995 consisted of $16.6 million in net proceeds from a public offering of Common Stock partially offset by a reduction in net borrowings under the Company's revolving credit facility of $8 million.

   In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. Company is currently pursuing a number of existing exploration prospects.

   The Company's operating needs and capital spending programs have been funded by borrowing under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flow from operations. The Company expects capital expenditures for development during 1996 to total approximately $26 million. At December 31, 1995, the Company's capital resources consisted primarily of available borrowing capacity under the INCC Credit Agreement and cash flow from operations. Management believes that cash flow from operations along with the amount available under the INCC Credit Agreement will be sufficient to finance the currently planned development expenditures.

   If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. If necessary, the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves. In addition, the Company normally does not act as operator with respect to its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other properties.

   Credit Facility. The Company has a $50 million credit facility (the "INCC Credit Agreement") with INCC and MeesPierson, under which the current borrowing base is $45 million. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ration of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Outstanding borrowings accrue interest at either INCC's fluctuation base rate or INCC's reserve adjusted Eurodollar rate plus 1.50%, at the Company's option. On March 31, 1997, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments through December 31, 1999. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings.

   The INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. The Company is obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility.

   The Company's ability to borrow under the INCC Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the INCC Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the INCC Credit Agreement, the Company will be obligated to repay such excess amount on thirtyday's notice from INCC or to provide additional collateral. INCC and MeesPierson have substantial discretion in determining the reserve value of the borrowing base.

   The  following   table   illustrates  the  borrowing  base,  the  outstanding
borrowings, an outstanding letter of credit and the available borrowings under the Credit Facility at December 31, 1995.

                                                           Borrowing       Outstanding         Letter       Available
                                                              Base          Borrowings       of Credit      Borrowings
                                                          -----------      -----------       ----------    -----------

Credit Facility.......................................    $45,000,000      $15,500,000       $4,500,000    $25,000,000

         The Company believes that available borrowings under the Credit Facility combined with cash flows from the operations will be sufficient to fund its currently anticipated development and exploration expenses. If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds will be required in order to conduct the necessary development activities. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves. In addition, the Company does not act as operator with respect to most of its properties. Therefore, the Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

         Net Operating Losses. For federal income tax purposes, at December 31, 1995, the Company had net operating losses ("NOLs") of approximately $51.0 million. Those NOLs include approximately $10.3 million of estimated NOLs that carried over to the Company from Smith as a result of the Smith Acquisition.

         The Internal Revenue Code of 1986, as amended (the "Code"), permits a corporation to carryback an NOL from the year in which it is incurred to the immediately preceding three years and then carry forward any unused portion of the NOL up to 15 years. However, the Code contains a further limitation regarding a corporation's use of its NOLs following a statutorily defined "change in ownership". Generally, this limitation permits the corporation to use in each year subsequent to the ownership change a prescribed amount of the NOLs (hereinafter referred to as the annual limitation amount), subject however to the general restriction that a corporation cannot carry forward a NOL more than 15 years.

         The Company's NOLs of approximately $22 million which accumulated through August 1993, are subject to an annual limitation of $2.1 million. From September 1993 through October 1994, the Company incurred additional NOLs of approximately $3.0 million, and although a change in ownership occurred in October 1994, the annual limitation attributable to such a change in ownership is anticipated to exceed the NOLs. The Smith NOLs of approximately $10.3 million to which the Company succeeded in the Smith Acquisition are subject to an annual limitation that the Company currently expects will be $1.0 million.

         The Company's NOLs accumulated through 1994 will expire principally in 2005 through 2010.

         For alternative minimum tax purposes, NOLs may be further adjusted to determine the allowable alternative tax NOL, and the alternative tax NOLs can be used to offset no more than 90% of alternative minimum taxable income. Accordingly, the Company may owe an alternative minimum tax even though its NOLs otherwise eliminated its regular tax liability.

Changes in Prices and Inflation

         The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1993, 1994 or 1995.

         In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices, usually when such prices are at or in excess of the prices anticipated in the Company's operating budget, through the use of commodity futures, options, forward contracts and swap agreements. Hedging transactions are limited by the Board of Directors such that no transaction may fix an oil and gas price for a term of more than 12 months, and the aggregate oil and gas production covered by all transactions may not exceed 50% of the Company's budgeted production for any 12-month period from the date of the transaction or 75% of the Company's budgeted production for any single month from the date of the transaction. By hedging its oil and gas prices, the Company intends to mitigate the risk of future declines in oil and gas prices. Under certain contracts should oil or gas prices increase above the contract rate, the Company will not participate in the higher prices for the production.

         The Company has entered into a number of gas price swap transactions under which the Company receives a fixed price per MMBtu and pays a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. In total under these contracts the Company has fixed the price of 3,345,000 MMBtu of gas for the period January to September 1996 at an average price of $1.935 per MMBtu.

         The Company may enter into certain interest rate hedging contracts. By hedging its interest rate under its credit facility, the Company would intend to mitigate the risk of future increases in interest rates. Should interest rates decrease below the contract rate, the Company will not participate in the lower interest rate for the portion of the credit facility under the hedging contract. The Company currently has no interest rate hedging contracts in place.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 23 herein.

ITEM 9.           CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10 through 13.

         The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1994, except for the information regarding executive officers that is provided in a separated caption, "Executive Officers of the Registrant," and is included in Item 1 and 2 in Part I of this Form 10-K.

                             Cairn Energy USA, Inc.

                   Index to Consolidated Financial Statements




                                                                            Page

   Report of Independent Auditors............................................ 21

   Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1994 and 1995............ 22

     Consolidated Statements of Operations for the years ended
     December 31, 1993, 1994, and 1995........................................25

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994, and 1995..................................27
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1993, 1994, and 1995....................................... 29

     Notes to Consolidated Financial Statements.............................. 31

                         Report of Independent Auditors







Board of Directors
Cairn Energy USA, Inc.

We have audited the accompanying consolidated balance sheets of Cairn Energy USA, Inc. (the Company), as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cairn Energy USA, Inc., at December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP



February 16, 1996

                             Cairn Energy USA, Inc.

                           Consolidated Balance Sheets


                                                                  December 31,
                                                             -------------------
                                                               1994       1995
                                                             --------   --------
                                                                (in thousands)

Assets
Current assets:
Cash and cash equivalents                                    $  2,182   $  3,553

Accounts receivable                                             2,031      4,340

Receivable from Cairn Energy PLC                                   48       --

Prepaid expenses                                                  136        447

                                                             --------   --------
Total current assets                                            4,397      8,340


Property and equipment, at cost:
Oil and gas properties, based on full-cost accounting         129,758    157,100
Other equipment                                                   564        712

                                                             --------   --------
                                                              130,322    157,812

Less accumulated depletion, depreciation, and amortization     46,373     59,905

                                                             --------   --------
                                                               83,949     97,907
Deferred charges, net of amortization                             835        564

Total assets                                                 $ 89,181   $106,811
                                                             ========   ========

Liabilities and Stockholders' Equity Current liabilities:
Accounts payable                                             $  1,286   $    499

Accrued lease operating expenses                                  528        578








Accrued well costs                                              1,701      6,194

Deferred revenue                                                  152       --

Other accrued liabilities                                         216        254

                                                             --------   --------
Total current liabilities                                       3,883      7,525


Long-term debt                                                 23,500     15,500

Contingencies (Notes 3, 7, and 8)                                --         --
Stockholders' equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized     --         --
Common stock, $.01 par value: 30,000,000 shares authorized;
shares issued and outstanding:  December 31, 1994  - 15,963,0     160        176
and December 31, 1995 - 17,550,480

Additional paid-in capital                                     77,983     94,720

Accumulated deficit                                           (16,345)   (11,110)

Total stockholders' equity                                     61,798     83,786

                                                             --------   --------
Total liabilities and stockholders' equity                   $ 89,181   $106,811

                                                             ========   ========

                             See accompanying notes.

                             Cairn Energy USA, Inc.

                      Consolidated Statements of Operations



                                                                                       Year ended December 31,
                                                                               ------------------------------------------

                                                                                 1993              1994             1995
                                                                               -------            ------           ------
                                                                                (in thousands, except per share amounts)

Revenues:
Oil and gas                                                                    $13,490            $9,494           $25,742
Other                                                                               59               206               217
                                                                               -------            ------           -------
Total revenues                                                                  13,549             9,700            25,959


Expenses:
Lease operating expenses and production taxes                                    3,826             2,274             3,101

Depletion, depreciation, and amortization                                        5,654             4,328            13,616

Administrative expense                                                           1,266             1,330             1,507

Interest                                                                         1,045             1,114             2,500
                                                                               -------            ------           -------

Total expenses                                                                  11,791             9,046            20,724
                                                                               -------            ------           -------

Income before extraordinary item                                                 1,758               654             5,235

Extraordinary item - loss on early extinguishment of debt                         (284)                -                 -
                                                                               -------            ------           -------

Net income                                                                     $ 1,474            $  654           $ 5,235

                                                                               =======            ======           =======

Net income per common and common equivalent share:
Income before extraordinary item                                               $   .16           $   .05           $   .32

                                                                               =======           =======           =======
Net income                                                                     $   .13           $   .05           $   .32

                                                                               =======           =======           =======

Weighted average common and common equivalent shares
used in per share computations                                                  11,260            13,259            16,422

                                                                               =======           =======           =======



                             See accompanying notes.

                             Cairn Energy USA, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)




                                       Preferred Stock          Common Stock        Additional    Accumulated        Total
                                                                                     Paid-In                     Stockholder's
                                       ----------------     -------------------     ---------    ------------    -------------
                                       Shares   Amount      Shares      Amount       Capital        Deficit        Equity
                                       ------ ---------     ------    ---------     --------     ------------    ------------

Balance at December 31, 1992
                                        200   $       2      8,472    $      85     $ 41,279     $    (18,473)   $     22,893
Common stock issued for cash, net
                                          -           -      4,000           40       17,093                -          17,133
Redemption of preferred stock
                                       (200)         (2)         -            -       (3,598)               -          (3,600)
Other                                     -           -         (9)           -          (10)               -             (10)
Net income                                -           -          -            -            -            1,474           1,474
                                   --------   ---------   --------    ---------     --------     ------------    ------------
Balance at
December 31, 1993                         -           -     12,463          125       54,764          (16,999)         37,890

Common stock issued for oil and
gas assets of Smith
                                          -           -      3,500           35       23,219                -          23,254
Net income                                -           -          -            -            -              654             654
                                   --------   ---------   --------    ---------     --------     ------------    ------------
Balance at
December 31, 1994                         -           -     15,963          160       77,983          (16,345)         61,798

Common stock issued for cash, net
                                          -           -      1,562           16       16,573                -          16,589
Exercise of stock
options                                   -           -         20            -          102                -             102
Other                                     -           -          5            -           62                -              62
Net income                                -           -          -            -            -            5,235           5,235
                                   --------   ---------   --------    ---------     --------     ------------    ------------
Balance at
December 31, 1995                         -   $       -     17,550    $     176     $ 94,720     $    (11,110)   $     83,786

                                   ========   =========   ========    =========     ========     ============    ============


                             See accompanying notes.

                             Cairn Energy USA, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                         Year ended December 31,
                                                   --------------------------------

                                                      1993        1994        1995
                                                   --------    --------    --------

Operating Activities
Net income                                         $  1,474    $    654    $  5,235

Adjustments to reconcile net income
to net cash provided by operating activities:

Depletion, depreciation, and amortization             5,654       4,328      13,616

Amortization of loan costs                              130         188         355

Extraordinary item                                      284        --          --

Loss on disposal of other equipment                    --            35        --

Changes in operating assets and liabilities:

Accounts receivable                                     (40)        473      (2,309)

Note receivable                                          54        --          --

Prepaid expenses                                         52          32        (311)

Accounts payable                                         37         811        (788)

Accrued liabilities                                     922        (272)        151

Deferred revenue                                       --           152        (152)

Advances (repayments) from (to) Cairn Energy PLC       (184)        (48)         48
                                                    -------     -------     -------

Net cash provided by operating activities             8,383       6,353      15,845


Investing Activities
Exploration and development expenditures            (10,093)    (20,501)    (28,668)


Acquisition of oil and gas assets of Smith             --          (281)      3,900

Proceeds from sale of oil and gas properties            747       3,727       1,920

Additions to other equipment                           (173)       (157)       (234)

Proceeds from disposal of other equipment              --             4           2

Net cash used in investing activities                (9,519)    (17,208)    (23,080)


Financing Activities
Issuance of common stock                             17,133        --        16,588

Redemption of preferred stock                        (3,600)       --          --

Repayment of advances from Cairn Energy PLC          (2,608)       --          --

Proceeds from long-term debt                         20,700      14,000      11,000

Reductions of long-term debt                        (30,335)       (100)    (19,000)

Financing costs and other                              (726)     (1,206)         18

Net cash provided by financing activities               564      12,694       8,606


Increase (decrease) in cash and cash equivalents       (572)      1,839       1,371

Cash and cash equivalents at beginning of year          915         343       2,182

                                                   --------    --------    --------
Cash and cash equivalents at end of year           $    343    $  2,182    $  3,553

                                                   ========    ========    ========

Supplemental cash flow information -
interest paid in cash                              $    941    $    943    $  2,143

                                                   ========    ========    ========

                             See accompanying notes.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


1. Significant Accounting and Reporting Policies

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Cairn Energy USA, Inc. (the Company) and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company's former principal shareholder, Cairn Energy PLC paid certain operating and administrative expenses for the Company. Prior to the sale of all remaining shares of the Company's common stock held by Cairn Energy PLC during 1995, payments that had not been reimbursed by the Company were classified as "Advances from Cairn Energy PLC" in current liabilities. Amounts reimbursed in excess of these payments were classified as "Receivable from Cairn Energy PLC" in current assets.

The Company is engaged in the exploration for and production of oil and gas.

Property and Equipment

The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all direct and certain indirect costs associated with acquisition, exploration, and development costs of oil and gas properties. Proceeds from sales of oil and gas properties are credited to the full-cost pool. Capitalized costs of proved oil and gas properties are amortized on a unit-of-production method using proved oil and gas reserves as determined by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization); the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and estimated dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement, and site restoration costs include costs to dismantle, relocate, and dispose of the Company's offshore production platforms, gathering systems, wells, and related structures. Such costs related to onshore properties, net of estimated salvage values, are not expected to be significant.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


1. Significant Accounting and Reporting Policies (continued)

The Company capitalized approximately $615,000, $866,000, and $1,200,000 of internal costs during the years ended December 31, 1993, 1994, and 1995, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

Under rules of the Securities and Exchange Commission ("SEC") for the full-cost method of accounting, the net carrying value of oil and gas properties is limited to the sum of the present value (10% discount rate) of estimated future net cash flows from proved reserves, based on period-end prices and costs, plus the lower of cost or estimated fair value of unproved properties.

Furniture and equipment are depreciated on a straight-line basis based on the estimated useful lives of the respective assets.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit or other highly liquid investments with maturities of three months or less when purchased.

Deferred Charges

Deferred charges include loan costs that are amortized on a straight-line basis over the terms of the respective loans. Accumulated amortization at December 31, 1993, 1994, and 1995, was $89,000, $260,000, and $355,000, respectively.

Concentrations of Credit Risk

The Company operates exclusively in the oil and gas industry in the United States. Accounts receivable terms are generally for 30 days. The Company does not require collateral. Management periodically performs reviews as to the creditworthiness of their customers. The Company has not sustained any significant credit losses on sales of oil and gas.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


1. Significant Accounting and Reporting Policies (continued)

Overhead Reimbursement Fees

Fees from overhead charges billed to working-interest owners, including the Company, of $429,000, $192,000, and $4,000 for the years ended December 31, 1993, 1994, and 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

Gas Imbalances

The Company follows the sales method of accounting for gas imbalances, which recognizes over and under lifts of gas when sold, to the extent sufficient gas reserves or balancing agreements are in place. Gas revenues are not significantly different from the Company's share of production.

Oil and Gas Hedging Activities

In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices whenever such prices are in excess of the prices anticipated in the Company's operating budget and profit plan through the use of commodity swap agreements with major financial institutions. These agreements involve the receipt of fixed priced amounts in exchange for variable payments based on NYMEX prices and specific volumes. The differential to be paid or received is recorded in the month of the related production and recognized as a component of oil and gas revenues. Hedging transactions are limited by the Board of Directors to 50% of budgeted production for the succeeding 12 months and no more than 75% of budgeted production in any one month. The Company does not hold or issue financial instruments for trading purposes.

Earnings (Loss) Per Common Share

Earnings (loss) per common share data is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. For purposes of these computations for the year ended December 31, 1993, the Series A Preferred Stock is classified as a common stock equivalent. Fully diluted earnings per share data is not presented because it would not differ from the amounts shown.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


1. Significant Accounting and Reporting Policies (continued)

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued its Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which establishes an alternative method of accounting for stock based compensation to the method set forth in Accounting Principles Board Opinion No. 25 ("ARB 25"). FAS 123 encourages, but does not require, adoption of a fair valued based method of accounting for stock options and similar equity instruments granted to employees. The Company will continue to account for such grants under the provisions of ARB No. 25 and will adopt the disclosure provisions of FAS 123 in the first quarter of 1996. Accordingly, adoptions of FAS 123 will not effect the Company's financial statements.

2. Acquisition of Oil and Gas Assets of Smith Offshore Exploration II

On October 10, 1994, the Company purchased substantially all of the oil and gas assets (the Assets) of Smith Offshore Exploration II (Smith) from Phemus Corporation (Phemus), a subsidiary of the President and Fellows of Harvard College and sole stockholder of Smith, in exchange for 4,500,000 shares of the Company's common stock, subject to adjustment pursuant to the terms of the Agreement, and the assumption of certain liabilities related to the Smith Assets. The acquisition gave the Company interests in 22 additional blocks in the Outer Continental Shelf of the Gulf of Mexico. The Agreement provided that 1,000,000 of the shares issued be placed in escrow (the Escrow Shares) at the closing and, thereafter, the Escrow Shares and certain warrants to acquire up to a maximum of 800,000 shares of Common Stock would be issued to Phemus or returned to the Company based on a valuation of oil and gas reserves attributable to the Assets at a date to be selected prior to June 30, 1995, but could be extended under certain circumstances until December 31, 1995.

In order for Phemus to receive all 1,000,000 Escrow Shares, this valuation had to be equal to or greater than $31,500,000. If the valuation was less than $31,500,000, 100,000 of such Escrow Shares would be returned to the Company for each $750,000 of value below $33,750,000 (rounded to the nearest $750,000 below $33,750,000), and the balance would be released to Phemus. If the valuation was less than $26,250,000, Smith and Phemus, jointly and severally, would be obligated to pay the Company the amount by which $26,250,000 exceeded the valuation, up to a maximum of $3,900,000.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


2. Acquisition of Oil and Gas Assets of Smith Offshore Exploration II
   (continued)

The acquisition of Smith did not have a material effect on the results of operations of the Company for 1994.

In conjunction with this transaction, the Company's principal shareholder, Cairn Energy PLC, sold 2,000,000 shares of the Company's common stock to Phemus at a price of $7.50 per share. Cairn Energy PLC also sold 2,500,000 shares of Company common stock resulting in Cairn Energy PLC reducing its ownership to approximately 17.5% of the Company's common stock in 1994.

On the basis of a valuation of the Smith properties as of June 30, 1995, by independent petroleum engineers reflecting a range of values below the Minimum Valuation, Phemus and the Company entered into an agreement regarding the purchase price adjustment under the Smith Acquisition Agreement pursuant to which Phemus returned the Escrow Shares and paid $3.9 million to the Company. The $3.9 million payment to the Company is reflected as a reduction of the cost of the Smith properties. There was no adjustment in the Company's financial statements for the return of the Escrow Shares because for financial accounting purposes, the Escrow Shares were never recorded as having been issued.

3. Long-Term Debt

The Company has a $50 million credit facility (the "INCC Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation (INCC) and Mees Pierson, under which the current borrowing base is $45 million. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. At December 31, 1995, the Company had outstanding borrowings of $15.5 million and a letter of credit of $4.5 million under this facility. Outstanding borrowings accrue interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On March 31, 1997, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments through December 31, 1999. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings. The

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


3. Long-Term Debt (continued)

weighted average interest rates on borrowings under the facility at December 31, 1994 and 1995 were 7.7% and 7.1%, respectively.

The INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. The Company has obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility and a Letter of Credit fee for each Letter of Credit in the amount of one and one-half percent (1.5%) per annum of the face amount of such Letter of Credit.

The Company's ability to borrow under the INCC Restated Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the INCC Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the INCC Credit Agreement, the Company will be obligated to repay such excess amount on 30-days' notice from INCC or to provide additional collateral. INCC and Mees Pierson have substantial discretion in determining the reserve value of the borrowing base.

At December 31, 1995, the future minimum principal payments on the Company's long-term debt subsequent to December 31, 1996, were: $5.8 million in 1997; $5.2 million in 1998; and $4.5 million in 1999, based on borrowings outstanding at December 31, 1995.

The Company recorded an extraordinary charge of approximately $284,000 in 1993 in connection with the write-off of unamortized issuance costs attributable to a previous credit facility.

The carrying value of the Company's long-term debt approximates fair value.

4. Stockholders' Equity

The Company's Certificate of Incorporation provides that its Board of Directors can designate and issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series or classes with such dividend rate, redemption provisions, liquidation preference, conversion provisions, and voting rights as the board of directors might designate. In 1992, the Company issued 200,000 preferred shares designated as Series A Preferred Stock to Cairn Energy PLC. Each share of Series A Preferred Stock was convertible, at the holder's option, into 9.68 shares of Common Stock at any time after September 29, 1993. The Series A Preferred Stock was redeemed in accordance with its terms on August 9, 1993, at a redemption price of $18.00 per share.

A public offering of 4,000,000 shares of Common Stock at an offering price of $4.75 per share was closed on August 6, 1993. The net proceeds, aggregating approximately $17.1 million, were used to repay $2.6 million of advances from Cairn Energy PLC, to redeem the Series A Preferred Stock, and to reduce borrowings under the Company's credit agreement (Note 3) by $10.6 million.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


4. Stockholders' Equity (continued)

On October 10, 1994, the Company purchased substantially all of the oil and gas assets of Smith in exchange for 4,500,000 shares of the Company's common stock, subject to adjustment pursuant to the terms of the Agreement and the assumption of certain liabilities (Note 2). For accounting purposes, the 1,000,000 Escrow Shares were not recorded as issued as a result of the June 30, 1995 valuation.

A public offering of 1,562,500 shares of Common Stock at an offering price of $11.25 per share was closed on September 18, 1995. The net proceeds, aggregating approximately $16.6 million, were used to reduce borrowings under the Company's credit agreement (Note 3). In conjunction with this offering, the Company's principal shareholder, Cairn Energy PLC, sold all of its remaining 2,750,000 shares of the Company's common stock.

5. Income Taxes

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, 1993, 1994, and 1995, is as follows (in thousands):


                                                                                     Liability Method

                                                                           ------------------------------------

                                                                           1993           1994           1995

                                                                           -----         ------         -------

     Income tax expense at
     statutory rate                                                        $ 502         $  222         $ 1,780

     Utilization of net operating loss                                      (502)          (222)         (1,780)

                                                                           $   -         $    -         $     -
                                                                           =====         ======         =======


The computation of the net deferred tax asset (liability) at December 31, 1993 and 1994, follows (in thousands):

                                                                1994             1995
                                                              --------        ---------
     Deferred tax liabilities:
          Property and equipment                              $(7,302)        $(11,814)


          Deferred tax assets:
          Net operating loss carryforward                      12,641           17,495

          Other                                                    15                -
                                                              -------         --------
                                                                5,354            5,681
          Less valuation allowance                              5,354            5,681

                                                              $     -         $      -
                                                              =======         ========

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995



5. Income Taxes (continued)

At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $51 million. The net operating losses will expire principally in 2005 through 2010, if not previously utilized. Utilization of approximately $22 million of net operating loss accumulated through August 1993, is subject to an annual limitation of $2.1 million because of changes of ownership, as defined in the Internal Revenue Code. Utilization of approximately $10.3 million of net operating losses is subject to an annual limitation of approximately $1 million per year due to the change in ownership of Smith. The transactions in connection with the acquisition of the oil and gas assets of Smith and sales of Common Stock by Cairn Energy PLC caused a further change in ownership of the Company as defined in the Internal Revenue Code. The Company's annual limitation due to this change in ownership exceeds $5 million per year. As a result, the Company does not believe this stock ownership change caused any material adverse federal income tax consequences. Additional net operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.

6. Employee Benefit Plans

The Company sponsors a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all full-time employees. Employees may elect to contribute up to 15% of their compensation. The Company matches 100% of the employee's contributions, up to 5% of the employee's compensation. Beginning in 1995, at the end of each year, the Company contributes Company common stock to each eligible employee's account valued the equivalent of 5% of each such employee's compensation. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. The Company's contributions to the 401(k) Plan were $75,824, $98,385, and $62,678 for the years ended December 31, 1993, 1994, and 1995, respectively.

Company's Employee Incentive Bonus Plan, which was adopted in 1993 and revised in 1994. The Employee Incentive Bonus Plan rewards those employees when the Company has added proved reserves for the year in excess of its production for the year, but only when such additional reserves have a finding and development cost less than $1.00 per Mcf. Under the Employee Incentive Bonus Plan, the bonus cannot exceed $250,000 in the aggregate and is allocated among the specified employees based upon preset percentages except that individual bonuses can not exceed 50% of salary. Any bonus earned for the year vests and is paid out to the employees in three equal annual installments, subject to continued employment with the Company. Based on reserve additions, the Company's employees were awarded bonuses in the aggregate amount of $106,875, $242,028, and $0 for the years ended December 31, 1993, 1994, and 1995, respectively, under the Employee Incentive Bonus Plan. Such bonuses are being accrued over the respective vesting periods.

In May 1993, the Company's stockholders ratified the adoption of the 1993 Stock Option Plan and the 1993 Directors' Stock Option Plan. The 1993 Stock Option Plan authorizes the granting of incentive stock options and nonstatutory stock options to key employees, including executive officers and directors of the Company. The Company's Compensation Committee administers the 1993 Stock Option Plan. Options granted under the 1993 Stock Option Plan may be either incentive stock options or nonstatutory stock options, as determined in the discretion of the Compensation Committee. The exercise price per share for an option shall be any price determined by the Compensation Committee; provided, however, that the exercise price per share of incentive stock options shall not be less than the fair market value of the Common Stock on the date of the grant of the option. Each option is

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


6. Employee Benefit Plans

exercisable in such amounts, at such intervals, and on such terms as the Compensation Committee determines in its sole discretion. However, no option shall be exercisable during the six-month period following the date of its grant, and no option shall be exercisable more than 10 years after the date of its grant. In May 1995, the Company's stockholders approved an increase in the number of shares reserved for issuance under the 1993 Stock Option Plan from 400,000 shares to 650,000 shares.

The 1993 Directors' Stock Option Plan authorizes the granting of nonstatutory stock options to directors of the Company who are not and have not been employees of the Company or any affiliated corporations except Cairn Energy PLC (a Nonemployee Director). On the date a Nonemployee Director begins each term that he serves as a member of the Board of Directors, such Nonemployee Director will automatically receive an option to purchase 10,000 shares of Common Stock. The exercise price per share for an option granted under the 1993 Directors' Stock Option Plan shall be the fair market value of the Common Stock on the date of the grant. Each option is fully exercisable six months after the date of its grant. However, no option may be exercised more than five years after the date of its grant. A total of 150,000 shares of Common Stock has been reserved for issuance under the 1993 Directors' Stock Option Plan.

Option transactions are summarized below:

                                                                   Number of               Option Price
                                                                     Shares                   Range
                                                                   ---------           ------------------

Outstanding at December 31, 1992                                         --                    --

Granted                                                             260,000            $ 5.125 - $ 5.75
                                                                    -------
Outstanding (67,500 options exercisable) at December 31, 1993
                                                                    260,000            $ 5.125 - $ 5.75
Granted                                                             200,000            $ 6.00  - $ 6.875
                                                                    -------
Outstanding (171,000 options exercisable) at December 31, 1994
                                                                    460,000            $ 5.125 - $ 6.875
Exercised                                                           (20,000)               $5.125
Granted                                                             290,000            $10.00  - $12.50
                                                                    -------
Outstanding (324,500 options exercisable) at December 31, 1995
                                                                    730,000            $ 5.25  - $12.50
                                                                    =======

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


7. Oil and Gas Hedging Activities and Commitments

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contracts or master swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations. The Company has not historically been required to provide any significant amount of collateral relating to its hedging activities.

At December 31, 1995, the Company has entered into various swap agreements to fix selling prices for natural gas at a weighted average NYMEX price of $1.962 per MMBtu for 2,280,000 MMBtus during 1996. While these contracts have no carrying value, their fair value (the estimated amount that would have been paid by the Company upon termination of the swaps at December 31, 1995) was approximately $700,000.

During the years ended December 31, 1993, 1994, and 1995, oil and gas revenues were reduced by $0 and $54,000 and increased by $323,000, respectively, as a result of hedging transactions.

8. Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the consolidated financial condition or results of operations of the Company.

9. Operations

Nature of Operations

The Company, explores for, develops and produces oil and gas, principally in the shallow waters of the Outer Continental Shelf ("OCS") of the Gulf of Mexico. The Company's strategy is to expand its reserve base and production principally through exploration and associated development drilling. The OCS of the Gulf of Mexico is a well-established area of oil and gas production where the Company's management and staff have both experience and expertise and where the application of advances in 3-D and 2-D seismic and computer-aided exploration technology is particularly suited. The Company participates mainly on a nonoperating basis, thereby minimizing staffing requirements and overhead costs. As a nonoperator, the Company generally preserves its rights through operating and other agreements to influence and in many instances initiate exploration and development projects in which it is participating. Exploration and development activities are directed by a small, experienced technical team which makes use of extensive in-house computer capabilities.

The Company's principal producing properties are located in the Gulf of Mexico and consist of East Cameron Blocks 331/332, which began production in the fourth quarter of 1994, Ship Shoal Block 251 and Matagorda Block 710, which begin production in the first quarter of 1995, and Galveston 343/363 Field which began production in 1990. Revenues from these four properties comprised approximately 85.2% of the Company's total revenues for the year ended December 31, 1995.

10. Supplementary Information

Capitalized Costs Related to Oil and Gas Producing Activities

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


The  following  table  summarizes  capitalized  costs  related  to oil  and  gas
producing   activities  and  the  related  amounts  of  accumulated   depletion,
depreciation, and amortization at December 31, 1994 and 1995 (in thousands):


                                                                                  1994                  1995
                                                                               ---------              --------

Proved oil and gas properties                                                   $101,549              $126,898
Unproven properties                                                               28,209                30,202
Accumulated depletion, depreciation, and amortization                            (46,012)              (59,502)
                                                                                --------              --------
Net capitalized costs                                                           $ 83,746              $ 97,598
                                                                                ========              ========

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


10. Supplementary Information (continued)

The unproven properties are excluded from the amortization base and consist primarily of acreage acquisition costs, related geological and geophysical costs and exploration drilling costs in progress or awaiting evaluation. The majority of these costs are expected to be evaluated during the Company's 1996 and 1997 drilling programs.

Costs Incurred in Property Acquisition, Exploration, and Development Activities

The table below represents costs incurred in oil and gas producing activities (in thousands):


                                 Year ended December 31,
                             -------------------------------
                               1993       1994       1995
                             --------   --------   ---------
Acquisition of properties:
Proved                       $   --     $  1,405   $   --
Unproved                         --       22,939     (3,900)(1)

Development costs               1,106     11,683     14,105
Exploration costs               8,987      9,872     19,057
                             --------   --------   --------
                             $ 10,093   $ 45,899   $ 29,262
                             ========   ========   ========

     (1) Represents the purchase price adjustment under the Smith Acquisition Agreement. See Note 2.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


Results of Operations from Oil and Gas Producing Activities

The table below presents revenue and expenses related to oil and gas producing activities (in thousands):

                                                                                  Year ended December 31,
                                                                          --------------------------------------

                                                                            1993           1994            1995
                                                                          -------        -------         -------
Oil and gas sales                                                         $13,490        $ 9,494         $25,742
Expenses:
Operating costs                                                             3,613          2,159           2,289

Production taxes                                                              213            115             812

Depletion, depreciation, and amortization                                   5,551          4,255          13,490

                                                                          -------        -------         -------
                                                                            9,377          6,529          16,591
                                                                          -------        -------         -------
Income from oil and gas producing activities                              $ 4,113        $ 2,965         $ 9,151

                                                                          =======        =======         =======
Depletion rate per equivalent Mcf                                         $   .94        $   .94         $  1.04
                                                                          =======        =======         =======

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


10. Supplementary Information (continued)

The Company's oil and gas production is sold to various purchasers. The following table lists purchasers of the Company's natural gas which accounted for more than 10% of total revenues for the years indicated:


                                                                            Year ended December 31,

                                                                        ------------------------------
                                                                        1993        1994          1995
                                                                        ----        ----          ----

Coastal Corporation                                                      -           -            22%
Dow Hydrocarbons and Resources, Inc.                                    32%         21%            -
Walter Oil and Gas Corporation                                          14%         11%            -
Mark Resources Corporation                                               -          11%            -
Samedan Oil Corporation                                                  -           -            12%
Amoco Production Co.                                                     -          20%            -

During 1995, Samedan Oil Corporation also purchased oil from the Company representing approximately 20% of the Company's total revenues. Management believes that the loss of these purchasers would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

Reserve Quantity Information (Unaudited)

All of the Company's reserves are located in the continental United States. The Company's proved reserves were prepared by the Company and reviewed by Ryder Scott Company, an independent petroleum engineering firm, at December 31, 1994 and 1995.

Proved reserves (developed and undeveloped) are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under current economic and operating conditions. The estimation of reserves is an interpretive process that is subject to continuing revision as additional information becomes available.

The Company's proved developed reserves are categorized as such based on the availability of current production data, open-hole and cased-hole logs analyses, and other productivity indications.

The estimation of proved undeveloped reserves was limited to direct offset locations to existing wellbores and to geological formations that have shown to be productive in the area.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


10. Supplementary Information (continued)

Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection  of  future  rates  of  production  and  the  timing  of  development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

The following is a reconciliation of the Company's estimated net quantities of proved developed and undeveloped oil and gas reserves for the years ended December 31, 1992, 1993, and 1994 (in thousands):

                                                                                        Gas                Oil
                                                                                      (Mmcf)             (Mbbl)
                                                                                      ------             -----

Balance at December 31, 1992                                                          46,948             1,318
Sales of reserves in-place                                                              (674)              (26)
Revisions of previous estimates                                                          547                60
Extensions and discoveries                                                            11,287               907
Production                                                                            (5,226)             (116)
                                                                                     -------             -----
Balance at December 31, 1993                                                          52,882             2,143
Acquisitions of reserves in-place                                                      3,018                32
Sales of reserves in-place                                                            (2,902)             (256)
Revisions of previous estimates                                                       (1,690)              (34)
Extensions and discoveries                                                            13,515               527
Production                                                                            (3,940)             (100)
                                                                                     -------             -----
Balance at December 31, 1994                                                          60,883             2,312
Acquisitions of reserves in-place                                                          -                 -

Sales of reserves in-place                                                            (2,060)             (111)
Revisions of previous estimates                                                       (4,596)             (277)
Extensions and discoveries                                                            23,079               790
Production                                                                           (10,403)             (431)
                                                                                     -------             -----
Balance at December 31, 1995                                                          66,903             2,283
                                                                                     =======             =====
Proved developed reserves:
December 31, 1992                                                                     24,096               603
December 31, 1993                                                                     20,637               525
December 31, 1994                                                                     44,893             1,813
December 31, 1995                                                                     52,996             1,292

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995





10. Supplementary Information (continued)

The Company's principal developed properties are located in the Gulf of Mexico, and are East Cameron Blocks 331/332, Ship Shoal Block 251, Matagorda Block 710, and Galveston 343/363 Field. The estimated proved reserves for these four properties were approximately 330 and 236 billion equivalent cubic feet (Bcfe) at December 31, 1994, and December 31, 1995, respectively. As of December 31,
1994 and 1995, the Company's net interest in the proved reserves of these properties was approximately 56.4 Bcfe and 40.7 Bcfe, respectively. The Company's development expenditures for 1996 are anticipated to be approximately $26 million.

Standardized Measure of Discounted Future Net Cash Flows from Estimated Production of Proved Oil and Gas Reserves After Income Taxes (Unaudited)

In the opinion of the Company's management, no major discovery or adverse event has occurred since December 31, 1995, that would cause a significant change in proved reserve quantities as estimated at December 31, 1995. Reserves cannot be measured exactly because reserve estimates involve subjective judgments. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data, and economic changes. The values expressed are estimates only and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The estimated future net revenues may not accurately reflect proceeds of production to be received in the future from the sale of crude oil, condensate, and natural gas currently owned. The present value of estimated future net revenues does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves.

The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end oil and gas prices to the estimated future production of proved reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. The timing of future development costs is based on management's evaluation of the Company's projected cash flows and financing resources. Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards and statutory depletion, reduced by investment tax credits. Discounting the annual net cash inflows at 10% illustrates the impact of timing on these future cash inflows.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


10. Supplementary Information (continued)

                                                             December 31,
                                                     ------------------------
                                                       1994            1995
                                                     --------        --------
                                                          (in thousands)

Future cash inflows                                  $142,871        $204,357

Future production costs                                22,255          27,261

Future development costs                               14,517          18,884

                                                     --------        --------

Future net cash inflows before future income taxes    106,099         158,212

Future income taxes                                     5,481          16,378
                                                     --------        --------
Future net cash inflows                               100,618         141,834

Adjustments to discount future annual inflows at 10%   25,983          38,272

                                                     --------        --------
Standardized measure of discounted future net cash
   inflows                                           $ 74,635        $103,562
                                                     ========        ========

The average price for natural gas in the above computations was $1.72 and $2.40 per Mcf at December 31, 1994 and 1995, respectively. The average price used for crude oil in the above computations was $15.67 and $18.27 per barrel at December 31, 1994 and 1995, respectively.

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


10. Supplementary Information (continued)

     Summary of Changes in the Standardized Measure of Discounted Future Net Cash Flows from Estimated Production of Proved Oil and Gas Reserves After Income Taxes (Unaudited)

The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future cash inflows (in thousands):


                                                              Year ended December 31,
                                                     -------------------------------------
                                                       1993          1994           1995
                                                     --------      --------      ---------

Standardized measure at beginning of year            $ 48,161      $ 67,593      $  74,635

Sales and transfers, net of production costs           (9,664)       (7,220)       (22,641)

Net change in sales prices and production costs           145       (16,683)        15,078

Acquisitions of reserves in-place                        --           1,531           --

Extensions, discoveries, and improved recovery,        31,999        19,495         46,251
  net of future production and development costs

Changes in estimated future
development costs                                      (3,041)       (7,085)       (16,719)

Development costs incurred
during the period                                       1,106        11,683         14,105

Revisions of quantity estimates                         1,047        (2,028)        (8,803)

Sales of reserves in place                               (954)       (6,119)        (3,262)

Accretion of discount                                   5,550         7,834          7,870

Net change in income taxes                             (5,073)        7,354         (8,630)

Changes in production rates
(timing) and other                                     (1,683)       (1,720)         5,678
                                                     --------      --------      ---------

Standardized measure at end of year                  $ 67,593      $ 74,635      $ 103,562
                                                     ========      ========      =========

                             Cairn Energy USA, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1995


11. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share amounts):

                                                       Three Months Ended
                                   -------------------------------------------------------
                                   March 31       June 30      September 30    December 31
                                   --------       -------      ------------    -----------
1995:
   Revenues                        $5,034          $7,850          $7,206          $5,869

Net income                            807           1,564           1,297           1,567

Net income per common and
common equivalent share            $  .05          $  .10          $  .08          $  .09


1994:
   Revenues                        $2,978          $2,404          $1,993          $2,325

Net income                            400             202              20              32

Net income per common and
common equivalent share            $  .03          $  .02          $  .00          $  .00

ITEM 14.          EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON
                  FORM 8-K


(a)(1) and (2)    Consolidated Financial Statements:

                       See Index to Financial Statements on page 20 herein.  All
                  other  schedules  have been omitted   because   the   required
                  information   is   either inapplicable,  insignificant  or
                  included  in  the  financial statements and notes thereto.

(a)(3)            Exhibits:

               2.1 Purchase and Sale dated July 12, 1994, by and among Smith Offshore Exploration Company, II, Phemus Corporation, and Cairn Energy USA, Inc. (without exhibits) (the exhibits and schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K). (Incorporated by reference from the Company's Current Report on Form 8-K dated July 12, 1994 filed with the Commission on July 27,
                       1994).

               2.2 Common Stock Purchase Agreement dated July 12, 1994 by and between Cairn Energy PLC and Phemus Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 12, 1994 filed with the Commission on July 27, 1994).

               3.1 First Amended and Restated Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1993).

               3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

               9.1 Voting Agreement by and between Cairn Energy PLC and Phemus Corporation (to be entered into pursuant to the Stock Purchase Agreement). (Incorporated by reference from the Company's Current Report on Form 8-K dated July 12, 1994 filed with the Commission on July 27, 1994).

              10.1 Agreement and Plan of Merger, dated June 29, 1992, by and between Cairn Energy USA, Inc. and Omni Exploration, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on July 14, 1992).

              10.2+ Cairn Energy USA, Inc. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for Fiscal Year Ended December 31, 1993).

              10.3+ Cairn Energy USA, Inc. 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Company's 1993 Registration Statement on Form S-1, registration no. 33-64646).

              10.4+ Form of Stock Option Agreement under the Cairn Energy USA, Inc. 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's 1993 Registration Statement on Form S-1, registration no. 33-64646).

              10.5+ Incentive Bonus Plan, as amended (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1993).

              10.6+ Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 to the Registration State-ment on Form S-3, Registration No. 33-80526; filed with the Commission on June 21, 1994).

              10.7 Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-3, Registration No. 33-80526; filed with the Commission on June 21, 1994).

              10.8 Registration Rights Agreement by and between Cairn Energy USA, Inc. and Phemus Corporation (to be entered into pursuant to the Agreement). (Incorporated by reference from the Company's Current Report on Form 8-K dated July 12, 1994 filed with the Commission on July 27, 1994).

              10.9+* Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and Michael R. Gilbert.

              10.10+* Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and Robert P. Murphy.

              10.11+* Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and J. Munro M. Sutherland.

              10.12 Amended and Restated Credit Agreement, dated December 20, 1994, between the Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference to
                       Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

              10.13+*  Cairn Energy USA, Inc. Separate Phemus Stock Option Plan.

              10.14+* Form of Nonstatutory Stock Option Agreement under the Cairn Energy USA, Inc. Separate Phemus Stock Option Plan.

              10.15+*  Cairn Energy USA, Inc. Separate PLC Stock Option Plan.

              10.16+* Form of Nonstatutory Stock Option Agreement under the Cairn Energy USA, Inc. Separate PLC Stock Option Plan.

              10.17* First Amendment to First Amended and Restated Credit Agreement, dated December 12, 1995, among the Company, Internationale (U.S.) Capital Corporation and Meespierson N.V.

              10.18* Second Amendment to First Amended and Restated Credit Agreement, dated January 15, 1996, among the Company, Internationale (U.S.) Capital Corporation and Meespierson N.V.

              10.19+* Amendment No. 1 to the Cairn Energy USA, Inc. 1993 Directors Stock Option Plan.

              11.1*    Schedule of Computation of Earnings Per Share

              21.1 Subsidiary of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K of the fiscal year ended December 31, 1992).

              23.1*    Consent of Ernst & Young LLP, independent auditors.

              23.2*    Consent of Ryder Scott Company, petroleum engineers.






------------------------
*    Filed herewith.
+    Stock option plan, management contract or compensatory arrangement.

                                    GLOSSARY

         The terms defined in this glossary are used throughout this annual report.

         2-D Seismic. The method by which an image of the earth's subsurface is created through the interpretation of collected seismic data.

         3-D Seismic. The method by which a three dimensional image of the earth's subsurface is created through the interpretation of collected seismic data. 3-D surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

         AVO Analysis. A geophysical technique that when applied under certain conditions allows interpreters to distinguish gas bearing sands from other bright spot causes such as hard streaks, wet sands and lignite.

         Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         Bcf.  One billion cubic feet.

         BCFE. One billion cubic feet of natural gas equivalents using a con-version rate of six thousand cubic feet of natural gas for each barrel of oil.

         Developed Acreage. The number of acres which are allocated or assign-able to producing wells or wells capable of production.

         Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

         Discounted Present Value. A method of determining the present value of proved reserves. Under the SEC method, the future net revenues before income taxes from proved reserves are estimated assuming that oil and natural gas prices and production costs remain constant. The resulting stream of revenues is then discounted at the rate of 10% per year to obtain the present value.

         Dry Well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         Exploratory Well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

         Farm-out/Farm-in. An agreement pursuant to which the owner of a working interest in an oil and gas lease delivers the contractual right to earn the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn a working interest in the acreage. The assignor usually retains a royalty or a working interest in the lease after payout. The assignor is said to have "farmed-out" the acreage. The assignee is said to have "farmed-in" the acreage.

         Finding Costs. Expressed in dollars per MCFE, is calculated by dividing the amount of total capital expenditures by the amount of total reserves added during the same period as a result of drilling activities, property acquisitions, reserve revisions and improved recovery.

         Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interest is owned.

         MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

         Mcf.  One thousand cubic feet.

         MCFE. One thousand cubic feet of natural gas equivalents using a conversion rate of six thousand cubic feet of natural gas for each barrel of oil.

         MMBbl. One million barrels of crude oil or other liquid hydrocarbons.

         MMcf.  One million cubic feet.

         MMCFE. One million cubic feet of natural gas equivalents using a conversion rate of six thousand cubic feet of natural gas for each barrel of oil.

         Net Acres or Net Wells. The sum of the fractional working interests owned in gross acres or gross wells.

         Pay. An industry term used to describe reservoirs in the subsurface that contain hydrocarbons.

         Productive Well. A well that is producing oil or gas or that is capable of production.

         Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

         Proved Reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Royalty Interest. An interest in an oil and gas property entitling the owner to a share of oil and gas production free of costs of production.

         Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

         Working Interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAIRN ENERGY USA, INC.
                                                (Registrant)


Date:  March 4, 1996                By:    /s/ Michael R. Gilbert
                                           ----------------------
                                           Michael R. Gilbert,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Office                               Date
-----------------------    -----------------------------------   ---------------

/s/ Michael R. Gilbert     President and Chief Executive           March 4, 1996
---------------------      Officer and Director (Principal
Michael R. Gilbert         Executive Officer)

/s/J. Munro M. Sutherland  Senior Vice President, Chief            March 4, 1996
---------------------      Financial Officer, Treasurer and
J. Munro M. Sutherland     Director (Principal Financial
                           Officer)

/s/ A. Allen Paul          Vice President--Finance (Principal      March 4, 1996
---------------------      Accounting Officer)
A. Allen Paul

/s/ Jack O. Nutter         Director                                March 4, 1996
---------------------
Jack O. Nutter, II

---------------------      Director
William B. B. Gammell

/s/ Michael E. McMahon     Director                                March 4, 1996
----------------------
Michael E. McMahon

/s/ John C. Halsted        Director                                March 4, 1996
----------------------
John C. Halsted

/s/ Daniel Robins          Director                                March 4, 1996
----------------------
R. Daniel Robins

                                  EXHIBIT 10.9

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     This AMENDED AND RESTATED EMPLOYMENT AGREEMENT, made and entered into as of the 24th day of May, 1995, by and between Cairn Energy USA, Inc. ("Company"), a Delaware corporation, and Michael R. Gilbert ("Employee").

                              W I T N E S S E T H:

         WHEREAS, the Company desires to employ Employee, and Employee desires to be employed by and to serve the Company in the capacities and for the term and compensation and subject to the terms and conditions hereinafter set forth; and

         WHEREAS, the Company and Employee desire to amend and restate as set forth herein the terms of the Employment Agreement between Employee and the Company dated as of January 1, 1993, as amended on March 1, 1994, May 1, 1994 and October 1, 1994.

         NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the Company and Employee mutually undertake and agree as follows:

         1. Employment of Employee. The Company hereby employs Employee, and Employee hereby accepts employment with the Company and agrees to serve the Company in the capacities hereinafter set forth for the term and compensation and upon and subject to the terms and conditions hereinafter set forth.

         2.       General Duties of Company and Employee.

         2.1. The Company agrees to employ Employee and Employee agrees to accept employment by the Company and to serve as President of the Company. The duties and responsibilities of Employee shall include those described for the President in the Bylaws of the Company or other documents of the Company, and shall also include such other or additional duties as may from time-to-time be assigned to Employee by the Board of Directors of the Company or any duly authorized committee thereof.

         2.2. While employed hereunder, Employee shall obey the lawful directions of the Board of Directors of the Company, or any duly authorized committee thereof, and shall use his best efforts to promote the interests of the Company and to maintain and to promote the reputation thereof. While employed hereunder, Employee shall devote his time, efforts, skills and attention to the affairs of the Company in order that he shall faithfully perform his duties and obligations hereunder and such as may be assigned to or vested in him by the Board of Directors of the Company, or any duly authorized committee thereof.

         2.3. While this Agreement is in effect, Employee may from time to time engage in any businesses or activities that do not compete directly and materially with the Company, provided that such businesses or activities do not materially interfere with his performance of the duties assigned to him in compliance with this Agreement by the Board of Directors of the Company or any duly authorized committee thereof. In any event, Employee is permitted to (i) invest his personal assets as a passive investor in such form or manner as Employee may choose in his discretion, (ii) participate in various charitable efforts, and (iii) serve as a director or officer of any other entity or organization that does not compete with the Company.

         3.       Compensation and Benefits.

         3.1. As compensation for services rendered, or to be rendered to the Company in the capacity set forth above or in such other and/or further capacity as may be assigned to Employee by the Board of Directors of the Company, Employee shall be paid by the Company an annual base salary of $130,000 for 1994, $165,000 for 1995, $185,000 for 1996 and $200,000 for 1997, payable at such times as the Company pays all of its Senior Executive employees, subject to the customary withholding of appropriate amounts for taxes, FICA and similar items. The Board of Directors of the Company have the discretion, but will not be required to, supplement the Employee's salary with a bonus in the amount, if any, that the Board of Directors shall determine in its discretion. Except for bonuses already granted under the Company's Incentive Bonus Plan (the "Bonus Plan"), Employee will not be eligible to participate in future bonuses under the Bonus Plan.

         3.2. Upon Employee's furnishing to the Company customary and reasonable documentary support (such as receipts or paid bills) evidencing costs and expenses incurred by him in the performance of his services and duties hereunder (including, without limitation, travel and entertainment expenses) and containing sufficient information to establish the amount, date, place and essential character of the expenditure, Employee shall be reimbursed for such reasonable costs and expenses in accordance with the Company's normal expense reimbursement policy.

         3.3. As long as this Agreement is in effect, the Company shall provide Employee with the use of an automobile for his business and personal use, such automobile to be approved by the Compensation Committee. The Company shall pay all expenses of operating, maintaining and repairing the automobile and shall procure and maintain automobile liability insurance with respect thereto, with coverage insuring the Employee in the minimum amount of $1,000,000 for bodily injury, death or property damage for each occurrence.

         3.4. As long as this Agreement is in effect, the Company shall maintain medical (including hospitalization) and dental insurance coverage on Employee and Employee's immediate family members. If an annual physical examination for Employee is not covered by such insurance, the Company will pay for such examination per calendar year.

         3.5. As long as this Agreement is in effect, the Company shall maintain for Employee's benefit a guaranteed renewable term life insurance policy having a death benefit of not less than $50,000. Unless prohibited by any policy or plan under which such insurance is provided, Employee will have the right to purchase at Employee's cost additional coverage under such policy or plan. The Company will not permit, even in the event of termination of this

Agreement for any reason, any such policy to lapse without offering Employee the opportunity to take up the premium payments and continue the policy in force.

         3.6. As long as this Agreement is in effect, the Company shall maintain for Employee's benefit a comprehensive long-term disability insurance policy. The Company will not permit, even in the event of termination of this Agreement for any reason, any such policy to lapse without offering Employee the opportunity to take up the premium payments and continue the policy in force.

         3.7. To the extent that the Company maintains an insurance plan for its executive officers, the requirements of paragraphs 3.4., 3.5. and 3.6. are satisfied. Employee shall have the right to participate in any additional compensation, benefit, life insurance or other plan or arrangement of the Company now or hereafter existing for the benefit of executive officers of the Company. To the extent that the Company maintains a pension plan for its executive officers, Employee shall be allowed to participate therein.

         3.8. Employee shall be entitled to such vacation (in no event less than two (2) weeks per year), holiday and other paid or unpaid leave of absence as consistent with the Company's normal policies or as otherwise approved by the Board of Directors.

     4. Term. The term of this Agreement shall commence on January 1, 1993 (the "Commencement Date") and shall continue in full force and effect until December 31, 1997. Notwithstanding the foregoing provisions, this Agreement may be terminated at any time by the Company or Employee as hereinafter provided.

     5. Termination other than by Expiration of the Term. The Company or Employee may terminate Employee's employment under this Agreement at any time, but only on the following terms:

         5.1. The Company may terminate Employee's employment under this Agreement at any time, without prior notice, for "due cause" upon the good faith determination by the Board of Directors of the Company that "due cause" exists for the termination of the employment relationship. As used herein, the term "due cause" shall mean any of the following events:

                (i) any intentional misapplication by Employee of the Company's funds, or any other act of dishonesty injurious to the Company committed by Employee; or

               (ii) Employee's conviction of a crime involving moral turpitude; or

              (iii) Employee's breach, non-performance or non-observance in any material respect of a material term of this Agreement if such breach, non-performance or non-observance shall continue beyond a period of sixty (60) business days immediately after notice thereof by the Company to Employee; or

               (iv) any other action by the Employee involving willful and deliberate malfeasance or gross negligence in the performance of Employee's duties.

         5.2. In the event Employee is incapacitated by accident, sickness or otherwise so as to render Employee mentally or physically incapable of performing the services required under paragraph 2 of this Agreement for a period of one hundred eighty (180) consecutive business days, and such incapacity is confirmed by the written opinion of two (2) practicing medical doctors licensed by and in good standing in the state in which they maintain offices for the practice of medicine, upon the expiration of such period or at any time reasonably thereafter, or in the event of Employee's death, the Company may terminate Employee's employment under this Agreement upon giving Employee or his legal representative written notice at least thirty (30) days' prior to the termination date. Employee agrees, after written notice by the Board of Directors of the Company or a duly authorized committee or officer of the Company, to submit to examinations by such practicing medical doctors selected by the Board of Directors of the Company or a duly authorized committee or officer of the Company.

         5.3. The Company may terminate Employee's employment under this Agreement at any time for any reason whatsoever, even without "due cause," by giving a written notice of termination to Employee, in which case the employment relationship shall terminate immediately upon the giving of such notice.

         5.4. Employee may, at any time after the Commencement Date by giving the Company prior written notice, terminate this Agreement for any one or more of the following reasons:

                (i) if there is a material adverse alteration or diminution of Employee's position, duties, responsibilities, reporting relationship, authority or status (including corresponding prerequisites) from those in effect, or otherwise accorded to Employee, on the effective date of this Agreement;

               (ii) if the Company requires that the Employee perform a substantial portion of the services required hereunder outside the Dallas/Fort Worth metropolitan area; or

              (iii) if the Company fails to comply with its obligations under paragraph 3 hereof.

         6.       Effect of Termination.

         6.1. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.1, he shall be entitled to receive all compensation due him as of the effective date of his termination and no more.

     6.2. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.2, he shall be entitled to receive (i) all compensation due him as of the effective date of his termination and (ii) in one lump payment, the total of all bonus compensation allocated for the Employee under the Company's Bonus Plan in prior fiscal years, that remains unpaid, notwithstanding the payment terms and vesting provisions of the Bonus Plan.

         6.3. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.3. or 5.4., he shall be entitled to receive (i) all compensation due him under this Agreement and to participate in all other benefits provided by this Agreement for one year plus a severance payment in the amount of one times the Employee's annual base salary and (ii) in one lump payment, the total of all bonus compensation allocated for the Employee under the Company's Bonus Plan in prior fiscal years, that remains unpaid, notwithstanding the payment terms and vesting provisions of the Bonus Plan.

         6.4. In no event shall any payments to Employee under paragraph 6.3(i) exceed three times Employee's annual base salary at the time of termination.

         7.       Change in Control.

         7.1. Notwithstanding anything to the contrary in this Agreement, if a "Change in Control" (as defined below) of the Company occurs after the Commencement Date and, within twenty-four months from the date of the Change in Control, the Company terminates the Employee's employment without due cause as provided in paragraph 5.3 or the Employee voluntarily terminates his employment under paragraph 5.4, then the Employee, even though no longer employed by the Company, shall be entitled to all payments provided in paragraph 6.3 hereof plus a payment in the amount of one times the Employee's annual base salary, payable at the option of the Employee in either a lump sum within thirty days after the date of termination or monthly over a 1-year period.

         7.2. For the purposes of this Agreement, the term "Change in Control" of the Company shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) other than any Company employee stock ownership plan or the Company, becomes the beneficial owner (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (ii) the Board ceases to consist of a majority of Continuing Directors as hereinafter defined. For purposes of this Agreement, a "Continuing Director" shall mean a member of the Board of Directors who either (i) is a member of the Board of Directors at the Commencement Date or (ii) is nominated or appointed to serve as a director by a majority of the then Continuing Directors.

         7.3. Notwithstanding any other provision of this Agreement, if after the Commencement Date (a) there is a change in the ownership or effective control of the Company or (b) in the ownership of a substantial portion of the assets of the Company within the meaning of Section 280G of the Internal Revenue Code ("Section 280G"), the payments to be paid to the Employee in the nature of compensation to be received by or for the benefit of the Employee and contingent upon such event (the "Termination Payments") would create an "excess parachute payment" within the meaning of Section 280G, then the Company shall make the Termination

Payments in substantially equal installments, the first installment being due within thirty days after the date of termination and each subsequent installment being due on January 31 of each year, such that the aggregate present value of all Termination Payments, whether pursuant to this Agreement or otherwise, will be as close as possible to, but not exceed 299% of, the Employee's base salary, within the meaning of Section 280G. It is the intention of this paragraph 7.3. to avoid excise taxes on the Employee under Section 4999 of the Code and the disallowance of a deduction to the Company pursuant to Section 280G.

         7.4. In no event shall any payment under paragraphs 6.3(i) and 7.1 exceed three times Employee's annual base salary at the time of termination.

         8. Confidential and Proprietary Information. Employee acknowledges and agrees that he will not, without the prior written consent of the Company, at any time during the term of this Agreement or any time thereafter, except as may be required by competent legal authority, use or disclose to any person, firm or other legal entity, any confidential records, secrets or information related to the Company or any parent, subsidiary or affiliated person or entity. Employee acknowledges and agrees that all information and secrets of the Company and/or its affiliates that he has acquired, or may acquire, were received, or will be received in confidence and as a fiduciary of the Company. Employee will exercise utmost diligence to protect and guard such information and secrets.

         9. Injunctive Relief. Employee acknowledges that the breach, or threatened breach, by the Employee of the provisions of this Agreement shall cause irreparable harm to the Company, which harm cannot be fully redressed by the payment of damages to the Company. Accordingly, the Company shall be entitled, in addition to any other right or remedy it may have at law or in equity, to an inunction enjoining or restraining Employee from any violation or threatened violation of this Agreement.

         10.      Miscellaneous.

         10.1. The laws of the State of Texas will govern the interpretation, validity and effect of this Agreement without regard to the place of execution or the place for performance thereof, and the Company and Employee agree that the state and federal courts situated in Dallas County, Texas shall have personal jurisdiction over the Company and Employee to hear all disputes arising under this Agreement. This agreement is to be at least partially performed in Dallas County, Texas, and, as such, the Company and Employee agree that venue shall be proper with the state or federal courts in Dallas County, Texas to hear such disputes. In the event either the Company or Employee is not able to effect service of process upon the other with respect to such disputes, the Company and Employee expressly agree that the Secretary of State for the State of Texas shall be an agent of the Company and/or the Employee to receive service of process on behalf of the Company and/or the Employee with respect to such disputes.

     10.2. If any court of competent jurisdiction should determine that any provision this Agreement is too broad to be enforceable, such court shall modify and revise such provision (to the minimum extent necessary) so that it shall comply with applicable law. The provision as so revised shall be fully binding on the Employee.

         10.3. This Agreement replaces and merges all previous agreements and discussions relating to the same or similar subject matters between Employee and the Company with respect to the subject matter of this Agreement. This Agreement may not be modified in any respect by any verbal statement, representation or agreement made by any employee, officer, or representative of the Company or by any written agreement unless signed by an officer of the Company who is expressly authorized by the Company to execute such document.

         10.4. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         10.5. All covenants and agreements set forth in this Agreement by or on behalf of the Company shall bind its corporate successors and assigns, and all covenants and agreements set forth in this Agreement by or on behalf of Employee shall inure to the benefit of and be enforceable by the Company and its corporate successors and assigns.

         10.5. Any notice under this Agreement will be in writing and will be deemed to have been given when delivered personally or the second business day after deposit in the United States mail, and addressed as follows:

                        if to the Company:

                             Cairn Energy USA, Inc.
                             8235 Douglas Avenue, Suite 1221
                             Dallas, Texas 75225
                             Attn: President

                        if to Employee:

                             Michael R. Gilbert
                             3450 Shiloh Road
                             Flower Mound, Texas 75028

         10.6. If either party should file a lawsuit against the other to enforce any right such party has hereunder, the prevailing party shall also be entitled to recover reasonable attorneys' fees and costs of suit in addition to any other relief awarded such prevailing party.

         10.7. If any provision of this Agreement should be held invalid or unenforceable, no other provision shall be affected thereby, and it shall be construed as if such invalid or unenforceable provision had never been a part of it.

     10.8. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement.

         10.9. Employee and the Company shall execute and deliver any and all additional instruments and agreements that may be necessary or proper to carry out the purposes of this Agreement.

         IN WITNESS WHEREOF, parties hereto have executed and delivered this Agreement as of the day and year first above written.

                                                     CAIRN ENERGY USA, INC.



                                                     By:________________________


                                                     MICHAEL R. GILBERT:



                                                     ___________________________

                                  EXHIBIT 10.10

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     This AMENDED AND RESTATED EMPLOYMENT AGREEMENT, made and entered into as of the 24th day of May, 1995, by and between Cairn Energy USA, Inc. ("Company"), a Delaware corporation, and Robert P. Murphy ("Employee").

                              W I T N E S S E T H:

         WHEREAS, The Company desires to employ Employee, and Employee desires to be employed by and to serve the Company in the capacities and for the term and compensation and subject to the terms and conditions hereinafter set forth, and

         WHEREAS, the Company and Employee desire to amend and restate as set forth herein the terms of the Employment Agreement between Employee and the Company dated as of January 1, 1993, as amended on March 1, 1994, May 1, 1994 and October 1, 1994.

         NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the Company and Employee mutually undertake and agree as follows:

         1. Employment of Employee. The Company hereby employs Employee, and Employee hereby accepts employment with the Company and agrees to serve the Company in the capacities hereinafter set forth for the term and compensation and upon and subject to the terms and conditions hereinafter set forth.

         2.       General Duties of Company and Employee.

         2.1. The Company agrees to employ Employee and Employee agrees to accept employment by the Company and to serve as Vice President - Exploration of the Company. The duties and responsibilities of Employee shall include those described for the Vice President in the Bylaws of the Company or other documents of the Company, and shall also include such other or additional duties as may from time-to-time be assigned to Employee by the President of the Company.

         2.2. While employed hereunder, Employee shall obey the lawful directions of the Board of Directors of the Company, or any duly authorized committee thereof, and shall use his best efforts to promote the interests of the Company and to maintain and to promote the reputation thereof. While employed hereunder, Employee shall devote his time, efforts, skills and attention to the affairs of the Company in order that he shall faithfully perform his duties and obligations hereunder and such as may be assigned to or vested in him by the Board of Directors of the Company, or any duly authorized committee thereof.

         2.3. While this Agreement is in effect, Employee may from time to time engage in any businesses or activities that do not compete directly and materially with the Company, provided that such businesses or activities do not materially interfere with his performance of the duties assigned to him in compliance with this Agreement by the Board of Directors of the Company or any duly authorized committee thereof. In any event, Employee is permitted to (i) invest his personal assets as a passive investor in such form or manner as Employee may choose in his discretion, (ii) participate in various charitable efforts, and (iii) serve as a director or officer of any other entity or organization that does not compete with the Company.

         3.       Compensation and Benefits.

         3.1. As compensation for services rendered, or to be rendered to the Company in the capacity set forth above or in such other and/or further capacity as may be assigned to Employee by the Board of Directors of the Company, Employee shall be paid by the Company an annual base salary of $84,000 for 1994, $105,000 for 1995, $125,000 for 1996, and $135,000 for 1997, payable at such times as the Company pays all of its Senior Executive employees, subject to the customary withholding of appropriate amounts for taxes, FICA and similar items. The Board of Directors of the Company have the discretion, but will not be required to, supplement the Employee's salary with a bonus in the amount, if any, that the Board of Directors shall determine in its discretion. Employee shall participate in the Company's Incentive Bonus Plan (the "Bonus Plan") relating to the net additions to reserves, which amounts shall be paid in three annual installments as provided under the Bonus Plan.

         3.2. Upon Employee's furnishing to the Company customary and reasonable documentary support (such as receipts or paid bills) evidencing costs and expenses incurred by him in the performance of his services and duties hereunder (including, without limitation, travel and entertainment expenses) and containing sufficient information to establish the amount, date, place and essential character of the expenditure, Employee shall be reimbursed for such reasonable costs and expenses in accordance with the Company's normal expense reimbursement policy.

         3.3. As long as this Agreement is in effect, the Company shall provide Employee with an allowance of up to $500 per month for the lease of an automobile for his business and personal use. The Company shall pay all expenses of operating, maintaining and repairing the automobile and shall procure and maintain automobile liability insurance with respect thereto, with coverage insuring the Employee in the minimum amount of $1,000,000 for bodily injury, death or property damage for each occurrence.

         3.4. As long as this Agreement is in effect, the Company shall maintain medical (including hospitalization) and dental insurance coverage on Employee and Employee's immediate family members. If an annual physical examination for Employee is not covered by such insurance, the Company will pay for such examination per calendar year.

         3.5. As long as this Agreement is in effect, the Company shall maintain for Employee's benefit a guaranteed renewable term life insurance policy having a death benefit of not less than $50,000. Unless prohibited by any policy or plan under which such insurance is provided, Employee will have the right to purchase at Employee's cost additional coverage under such policy or plan. The Company will not permit, even in the event of termination of this

Agreement for any reason, any such policy to lapse without offering Employee the opportunity to take up the premium payments and continue the policy in force.

         3.6. As long as this Agreement is in effect, the Company shall maintain for Employee's benefit a comprehensive long-term disability insurance policy. The Company will not permit, even in the event of termination of this Agreement for any reason, any such policy to lapse without offering Employee the opportunity to take up the premium payments and continue the policy in force.

         3.7. To the extent that the Company maintains an insurance plan for its executive officers, the requirements of paragraphs 3.4., 3.5. and 3.6. are satisfied. Employee shall have the right to participate in any additional compensation, benefit, life insurance or other plan or arrangement of the Company now or hereafter existing for the benefit of executive officers of the Company. To the extent that the Company maintains a pension plan for its executive officers, Employee shall be allowed to participate therein.

         3.8. Employee shall be entitled to such vacation (in no event less than two (2) weeks per year), holiday and other paid or unpaid leave of absence as consistent with the Company's normal policies or as otherwise approved by the Board of Directors.

     4. Term. The term of this Agreement shall commence on January 1, 1993 (the "Commencement Date") and shall continue in full force and effect until December 31, 1997. Notwithstanding the foregoing provisions, this Agreement may be terminated at any time by the Company or Employee as hereinafter provided.

     5. Termination other than by Expiration of the Term. The Company or Employee may terminate Employee's employment under this Agreement at any time, but only on the following terms:

         5.1. The Company may terminate Employee's employment under this Agreement at any time, without prior notice, for "due cause" upon the good faith determination by the Board of Directors of the Company that "due cause" exists for the termination of the employment relationship. As used herein, the term "due cause" shall mean any of the following events:

                (i) any intentional misapplication by Employee of the Company's funds, or any other act of dishonesty injurious to the Company committed by Employee; or

               (ii) Employee's conviction of a crime involving moral turpitude; or

              (iii) Employee's breach, non-performance or non-observance in any material respect of a material term of this Agreement if such breach, non-performance or non-observance shall continue beyond a period of sixty (60) business days immediately after notice thereof by the Company to Employee; or

               (iv) any other action by the Employee involving willful and deliberate malfeasance or gross negligence in the performance of Employee's duties.

         5.2. In the event Employee is incapacitated by accident, sickness or otherwise so as to render Employee mentally or physically incapable of performing the services required under paragraph 2 of this Agreement for a period of one hundred eighty (180) consecutive business days, and such incapacity is confirmed by the written opinion of two (2) practicing medical doctors licensed by and in good standing in the state in which they maintain offices for the practice of medicine, upon the expiration of such period or at any time reasonably thereafter, or in the event of Employee's death, the Company may terminate Employee's employment under this Agreement upon giving Employee or his legal representative written notice at least thirty (30) days' prior to the termination date. Employee agrees, after written notice by the Board of Directors of the Company or a duly authorized committee or officer of the Company, to submit to examinations by such practicing medical doctors selected by the Board of Directors of the Company or a duly authorized committee or officer of the Company.

         5.3. The Company may terminate Employee's employment under this Agreement at any time for any reason whatsoever, even without "due cause," by giving a written notice of termination to Employee, in which case the employment relationship shall terminate immediately upon the giving of such notice.

         5.4. Employee may, at any time after the Commencement Date by giving the Company prior written notice, terminate this Agreement for any one or more of the following reasons:

                (i) if there is a material adverse alteration or diminution of Employee's position, duties, responsibilities, reporting relationship, authority or status (including corresponding prerequisites) from those in effect, or otherwise accorded to Employee, on the effective date of this Agreement;

               (ii) if the Company requires that the Employee perform a substantial portion of the services required hereunder outside the Dallas/Fort Worth metropolitan area; or

              (iii) if the Company fails to comply with its obligations under paragraph 3 hereof.

         6.       Effect of Termination.

         6.1. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.1, he shall be entitled to receive all compensation due him as of the effective date of his termination and no more.

     6.2. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.2, he shall be entitled to receive (i) all compensation due him as of the effective date of his termination and (ii) in one lump payment, the total of all bonus compensation allocated for the Employee under the Company's Bonus Plan in prior fiscal years, that remains unpaid, notwithstanding the payment terms and vesting provisions of the Bonus Plan.

         6.3. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.3. or 5.4., he shall be entitled to receive (i) all compensation due him under this Agreement and to participate in all other benefits provided by this Agreement for one year plus a severance payment in the amount of one times the Employee's annual base salary and (ii), in one lump payment, the total of all bonus compensation allocated for the Employee under the Company's Bonus Plan in prior fiscal years, that remains unpaid, notwithstanding the payment terms and vesting provisions of the Bonus Plan.

         6.4. If Employee voluntarily terminates his employment under this Agreement other than pursuant to paragraph 5.4 or if Employee's employment is terminated pursuant to paragraph 5.1, then Employee agrees that for a period of one year from the date of such termination, he shall not (without the express written consent of the Company, which consent may be given or withheld in the Company's sole and absolute discretion), directly or indirectly, individually or as an owner, employee, agent, consultant, partner, joint venturer, officer, director or stockholder or in any other capacity whatsoever of any person, firm association, partnership, corporation or other entity, attempt to acquire or acquire, whether by lease, purchase or otherwise, any oil or gas property or interest that is within the boundaries of a prospect or proposal that is generated by the Company prior to the date of such termination.

         6.5. In no event shall any payment to Employee under paragraph 6.3(i) exceed three times Employee's annual base salary at the time of termination.

         7.       Change in Control.

         7.1. Notwithstanding anything to the contrary in this Agreement, if a "Change in Control" (as defined below) of the Company occurs after the Commencement Date and, within twenty-four months from the date of the Change in Control, the Company terminates the Employee's employment without due cause as provided in paragraph 5.3 or the Employee voluntarily terminates his employment under paragraph 5.4, then the Employee, even though no longer employed by the Company, shall be entitled to all payments provided in paragraph 6.3 hereof plus a payment in the amount of one times the Employee's annual base salary, payable at the option of the Employee in either a lump sum within thirty days after the date of termination or monthly over a 1-year period.

         7.2. For the purposes of this Agreement, the term "Change in Control" of the Company shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) other than any Company employee stock ownership plan or the Company, becomes the beneficial owner (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (ii) the Board ceases to consist of a majority of Continuing Directors as hereinafter defined. For purposes of this Agreement, a

"Continuing  Director"  shall mean a member of the Board of Directors who either
(i) is a member of the Board of Directors at the Commencement Date or (ii) is nominated or appointed to serve as a director by a majority of the then Continuing Directors.

         7.3. Notwithstanding any other provision of this Agreement, if after the Commencement Date (a) there is a change in the ownership or effective control of the Company or (b) in the ownership of a substantial portion of the assets of the Company within the meaning of Section 280G of the Internal Revenue Code ("Section 280G"), the payments to be paid to the Employee in the nature of compensation to be received by or for the benefit of the Employee and contingent upon such event (the "Termination Payments") would create an "excess parachute payment" within the meaning of Section 280G, then the Company shall make the Termination Payments in substantially equal installments, the first installment being due within thirty days after the date of termination and each subsequent installment being due on January 31 of each year, such that the aggregate present value of all Termination Payments, whether pursuant to this Agreement or otherwise, will be as close as possible to, but not exceed 299% of, the Employee's base salary, within the meaning of Section 280G. It is the intention of this paragraph 7.3. to avoid excise taxes on the Employee under Section 4999 of the Code and the disallowance of a deduction to the Company pursuant to
Section 280G.

         7.4. In no event shall any payments under paragraphs 6.3(i) and 7.1 exceed three times Employee's annual base salary at the time of termination.

         8. Confidential and Proprietary Information. Employee acknowledges and agrees that he will not, without the prior written consent of the Company, at any time during the term of this Agreement or any time thereafter, except as may be required by competent legal authority, use or disclose to any person, firm or other legal entity, any confidential records, secrets or information related to the Company or any parent, subsidiary or affiliated person or entity. Employee acknowledges and agrees that all information and secrets of the Company and/or its affiliates that he has acquired, or may acquire, were received, or will be received in confidence and as a fiduciary of the Company. Employee will exercise utmost diligence to protect and guard such information and secrets.

         9. Injunctive Relief. Employee acknowledges that the breach, or threatened breach, by the Employee of the provisions of this Agreement shall cause irreparable harm to the Company, which harm cannot be fully redressed by the payment of damages to the Company. Accordingly, the Company shall be entitled, in addition to any other right or remedy it may have at law or in equity, to an inunction enjoining or restraining Employee from any violation or threatened violation of this Agreement.

         10.      Miscellaneous.

         10.1. The laws of the State of Texas will govern the interpretation, validity and effect of this Agreement without regard to the place of execution or the place for performance thereof, and the Company and Employee agree that the state and federal courts situated in Dallas County, Texas shall have personal jurisdiction over the Company and Employee to hear all disputes arising under this Agreement. This agreement is to be at least partially performed in Dallas County, Texas, and, as such, the Company and Employee agree that venue shall be proper with the state or federal courts in Dallas County, Texas to hear such disputes. In the event either the Company or Employee is not able to effect service of process upon the other with respect to such disputes, the Company and Employee expressly agree that the Secretary of State for the State of Texas shall be an agent of the Company and/or the Employee to receive service of process on behalf of the Company and/or the Employee with respect to such disputes.

         10.2. If any court of competent jurisdiction should determine that any provision of the Agreement is too broad to be enforceable, such court shall modify and revise such provision (to the minimum extent necessary) so that it shall comply with applicable law. The provision as so revised shall be fully binding on the Employee.

         10.3. This Agreement replaces and merges all previous agreements and discussions relating to the same or similar subject matters between Employee and the Company with respect to the subject matter of this Agreement. This Agreement may not be modified in any respect by any verbal statement, representation or agreement made by any employee, officer, or representative of the Company or by any written agreement unless signed by an officer of the Company who is expressly authorized by the Company to execute such document.

         10.4. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         10.5. All covenants and agreements set forth in this Agreement by or on behalf of the Company shall bind its corporate successors and assigns, and all covenants and agreements set forth in this Agreement by or on behalf of Employee shall inure to the benefit of and be enforceable by the Company and its corporate successors and assigns.

         10.6. Any notice under this Agreement will be in writing and will be deemed to have been given when delivered personally or the second business day after deposit in the United States mail, and addressed as follows:

                        if to the Company:

                             Cairn Energy USA, Inc.
                             8235 Douglas Avenue, Suite 1221
                             Dallas, Texas 75225
                             Attn: President
                        if to Employee:

                             Robert P. Murphy
                             6639 Lakeshore Drive
                             Dallas, Texas 75214

         10.7. If either party should file a lawsuit against the other to enforce any right such party has hereunder, the prevailing party shall also be entitled to recover reasonable attorneys' fees and costs of suit in addition to any other relief awarded such prevailing party.

     10.8. If any provision of this Agreement should be held invalid or unenforceable, no other provision shall be affected thereby, and it shall be construed as if such invalid or unenforceable provision had never been a part of it.

     10.9. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement.

         10.10. Employee and the Company shall execute and deliver any and all additional instruments and agreements that may be necessary or proper to carry out the purposes of this Agreement.

         IN WITNESS WHEREOF, parties hereto have executed and delivered this Agreement as of the day and year first above written.

                                                     CAIRN ENERGY USA, INC.



                                                     By:________________________



                                                     ROBERT P. MURPHY:



                                                     ___________________________

                                  EXHIBIT 10.11

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     This AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement"), made and entered into as of the 1st day of September, 1995, by and between Cairn Energy USA, Inc. ("Company"), a Delaware corporation, and J. Munro M. Sutherland ("Employee"), a citizen of the United Kingdom.

                              W I T N E S S E T H:

         WHEREAS, the Company desires to employ Employee, and Employee desires to be employed by and to serve the Company in the capacities and for the term and compensation and subject to the terms and conditions hereinafter set forth; and

         WHEREAS, the Company and Employee desire to amend and restate as set forth herein the terms of the Employment Agreement between Employee and the Company dated as of September 8, 1993, as amended on March 1, 1994, May 1, 1994 and October 1, 1994, among other things, to extend the terms of such agreement through December 31, 1997 and to provide for compensation through such extended term.

         NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the Company and Employee mutually undertake and agree as follows:

         1. Employment of Employee. The Company hereby employs Employee, and Employee hereby accepts employment with the Company and agrees to serve the Company in the capacities hereinafter set forth for the term and compensation and upon and subject to the terms and conditions hereinafter set forth.

         2.       General Duties of Company and Employee.

         2.1. The Company agrees to employ Employee and Employee agrees to accept employment by the Company and to serve as Senior Vice President and Treasurer of the Company. The duties and responsibilities of Employee shall include those described for a Vice President and Treasurer in the Bylaws of the Company or other documents of the Company. Employee shall report to the President of the Company, and the duties of the Employee shall also include such other or additional duties as may from time-to-time be assigned to Employee by the President, the Board of Directors of the Company or any duly authorized committee thereof.

         2.2. While employed hereunder, Employee shall obey the lawful directions of the President or the Board of Directors of the Company, or any duly authorized committee thereof, and shall use his best efforts to promote the interests of the Company and to maintain and to promote the reputation thereof. While employed hereunder, Employee shall devote his time, efforts, skills and attention to the affairs of the Company in order that he shall faithfully perform his duties and obligations hereunder and such as may be assigned to or vested in him by the President, the Board of Directors of the Company or any duly authorized committee thereof.

         2.3. While employed hereunder, Employee may from time to time engage in any businesses or activities that do not compete directly and materially with the Company, provided that such businesses or activities do not materially interfere with his performance of the duties assigned to him in compliance with this Agreement by the Board of Directors of the Company or any duly authorized committee thereof. In any event, Employee is permitted to (i) invest his personal assets as a passive investor in such form or manner as Employee may choose in his discretion, (ii) participate in various charitable efforts, and
(iii) serve as a director or officer of any other entity or organization that does not compete with the Company provided that Employee discloses to the President his position with such other entity or organization prior to taking such position.

         3.       Compensation and Benefits.

         3.1. As compensation for services rendered, or to be rendered to the Company in the capacity set forth above or in such other and/or further capacity as may be assigned to Employee by the Board of Directors of the Company, Employee shall be paid by the Company an annual base salary of $130,000 for 1995, $135,000 for 1996 and $140,000 for 1997, payable at such times as the Company pays all of its Senior Executive employees, subject to the customary withholding of appropriate amounts for taxes, FICA and similar items. The Employee will not be eligible to participate in any bonus plan (including the Company's Incentive Bonus Plan).

         3.2. Upon Employee's furnishing to the President of the Company customary and reasonable documentary support (such as receipts or paid bills) evidencing costs and expenses incurred by him in the performance of his services and duties hereunder (including, without limitation, travel and entertainment expenses) and containing sufficient information to establish the amount, date, place and essential character of the expenditure, Employee shall be reimbursed for such reasonable costs and expenses in accordance with the Company's normal expense reimbursement policy.

         3.3. As long as this Agreement is in effect, the Company shall provide Employee with an automobile allowance of up to $500 per month. The Company shall pay all expenses of operating, maintaining and repairing the automobile and shall procure and maintain automobile liability insurance with respect thereto, with coverage insuring the Employee in the minimum amount of $1,000,000 for bodily injury, death or property damage for each occurrence.

         3.4. As long as this Agreement is in effect, the Company shall maintain medical (including hospitalization) and dental insurance coverage on Employee and Employee's immediate family members. If an annual physical examination for Employee is not covered by such insurance, the Company will pay for such examination per calendar year.

         3.5. Employee shall be entitled to such vacation (in no event less than two (2) weeks per year), holiday and other paid or unpaid leave of absence as consistent with the Company's normal policies or as otherwise approved by the Board of Directors.

         3.6 Except as otherwise provided in this Agreement, the Company shall pay to Employee deferred compensation ("Deferred Compensation") equal to $19,167 for each one (1) year complete year of service beginning on the Commencement Date (as defined below) under this Agreement up to a maximum amount of $57,501. Except as otherwise provided in this Agreement, the Company shall pay the Deferred Compensation to Employee in two (2) equal annual installments, with the first installment due January 1, 1998. All Deferred Compensation shall be subject to the customary withholding of appropriate amounts for taxes, FICA and similar items. This Deferred Compensation agreement is intended to be an unfunded compensation agreement between the Company and Employee. The amounts payable under this Agreement shall be a general, unsecured obligation to Employee payable solely from the general assets of the Company and neither
Employee nor his beneficiaries shall have any interest in any assets of the Company.

     4. Term. The term of this Agreement commenced on the 1st day of November 1993 (the "Commencement Date") and shall continue in full force and effect until December 31, 1997. Notwithstanding the foregoing provisions, this Agreement may be terminated at any time by the Company or Employee as hereinafter provided.

     5. Termination other than by Expiration of the Term. The Company or Employee may terminate Employee's employment under this Agreement at any time, but only on the following terms:

         5.1. The Company may terminate Employee's employment under this Agreement at any time, without prior notice, for "due cause" upon the good faith determination by the Board of Directors of the Company that "due cause" exists for the termination of the employment relationship. As used herein, the term "due cause" shall mean any of the following events:

                         (i) any intentional misapplication by Employee of the Company's funds, or any other act of dishonesty injurious to the Company committed by Employee; or

                        (ii) Employee's conviction of a crime involving moral turpitude; or

                       (iii) Employee's breach, non-performance or non-observance in any material respect of a material term of this Agreement if such breach, non-performance or non-observance shall continue beyond a period of sixty (60) business days immediately after notice thereof by the Company to Employee; or

                        (iv) any other action by the Employee involving willful and deliberate malfeasance or gross negligence in the performance of Employee's duties.

         5.2. In the event Employee is incapacitated by accident, sickness or otherwise so as to render Employee mentally or physically incapable of performing the services required under paragraph 2 of this Agreement for a period of one hundred eighty (180) consecutive business days, and such incapacity is confirmed by the written opinion of two (2) practicing medical doctors licensed by and in good standing in the state in which they maintain offices for the practice of medicine, upon the expiration of such period or at any time reasonably thereafter, or in the event of Employee's death, the Company may terminate Employee's employment under this Agreement upon giving Employee or his legal representative written notice at least thirty (30) days' prior to the termination date. Employee agrees, after written notice by the Board of Directors of the Company or a duly authorized committee or officer of the Company, to submit to examinations by such practicing medical doctors selected by the Board of Directors of the Company or a duly authorized committee or officer of the Company.

         5.3. The Company may terminate Employee's employment under this Agreement at any time for any reason whatsoever, even without "due cause," by giving a written notice of termination to Employee, in which case the employment relationship shall terminate immediately upon the giving of such notice.

         5.4. Employee may, at any time after the Commencement Date by giving the Company prior written notice, terminate this Agreement for any one or more of the following reasons:

                (i) if there is a material adverse alteration or diminution of Employee's position, duties, responsibilities, reporting relationship, authority or status (including corresponding prerequisites) from those in effect, or otherwise accorded to Employee, on the effective date of this Agreement;

               (ii) if the Company requires that the Employee perform a substantial portion of the services required hereunder outside the Dallas/Fort Worth metropolitan area; or

              (iii) if the Company fails to comply with its obligations under paragraph 3 hereof.

         6.       Effect of Termination.

         6.1. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.1 or the Employee voluntarily terminates his employment other than by reason of paragraph 5.2 or 5.4, he shall be entitled to receive all base salary due him as of the effective date of his termination and no more.

         6.2. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.2, he shall be entitled to receive (i) all base salary due him as of the effective date of his termination and (ii) in one lump payment, the total of Deferred Compensation allocated for the Employee under paragraph 3.6 that remains unpaid, notwithstanding the payment terms of the plan or arrangement.

         6.3. If Employee's employment under this Agreement is terminated pursuant to paragraph 5.3 or 5.4, he shall be entitled to receive (i) all compensation due him under this Agreement plus a severance payment in the amount of one times the Employee's annual base salary at the time of termination and
(ii), in one lump payment, the total of all Deferred Compensation allocated for the Employee under paragraph 3.6 that remains unpaid, notwithstanding the payment terms of the plan or arrangement.

         6.4. If Employee terminates his employment with the Company upon the termination of this Agreement, he shall be entitled to receive (i) all base salary due him under this Agreement and (ii) in one lump payment, the total of all Deferred Compensation allocated for the Employee under paragraph 3.6 that remains unpaid, notwithstanding the payment terms of the plan or arrangement.

         6.5. In no event shall any payments to Employee under paragraph 6.3(i) exceed three times Employee's annual base salary at the time of termination.

         7.       Change in Control.

         7.1. Notwithstanding anything to the contrary in this Agreement, if a "Change in Control" (as defined below) of the Company occurs after the Commencement Date and, within twenty-four months from the date of the Change in Control, the Company terminates the Employee's employment without due cause as provided in paragraph 5.3 or the Employee voluntarily terminates his employment under paragraph 5.4, then the Employee, even though no longer employed by the Company, shall be entitled to all payments provided in paragraph 6.3 hereof, plus a payment in the amount of one times the Employee's annual base salary, payable at the option of the Employee in either a lump sum within thirty days after the date of termination or monthly over a 1-year period.

         7.2. For the purposes of this Agreement, the term "Change in Control" of the Company shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) other than any Company employee stock ownership plan or the Company, becomes the beneficial owner (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (ii) the Board ceases to consist of a majority of Continuing Directors as hereinafter defined. For purposes of this Agreement, a "Continuing Director" shall mean a member of the Board of Directors who either (i) is a member of the Board of Directors at the Commencement Date or (ii) is nominated or appointed to serve as a director by a majority of the then Continuing Directors.

         7.3. Notwithstanding any other provision of this Agreement, if after the Commencement Date (a) there is a change in the ownership or effective control of the Company or (b) in the ownership of a substantial portion of the assets of the Company within the meaning of Section 280G of the Internal Revenue Code ("Section 280G"), the payments to be paid to the Employee in the nature of compensation to be received by or for the benefit of the Employee and contingent upon such event (the "Termination Payments") would create an "excess parachute payment" within the meaning of Section 280G, then the Company shall make the Termination Payments in substantially equal installments, the first installment being due within thirty days after the date of termination and each subsequent installment being due on January 31 of each year, such that the aggregate present value of all Termination Payments, whether pursuant to this Agreement or otherwise, will be as close as possible to, but not exceed 299% of, the Employee's base salary, within the meaning of Section 280G. It is the intention of this paragraph 7.3. to avoid excise taxes on the Employee under Section 4999 of the Code and the disallowance of a deduction to the Company pursuant to Section 280G.

         7.4. In no event shall any payment under paragraphs 6.3(i) and 7.1 exceed three times Employee's annual base salary at the time of termination.

         8. Confidential and Proprietary Information. Employee acknowledges and agrees that he will not, without the prior written consent of the Company, at any time during the term of this Agreement or any time thereafter, except as may be required by competent legal authority, use or disclose to any person, firm or other legal entity, any confidential records, secrets or information related to the Company or any parent, subsidiary or affiliated person or entity. Employee acknowledges and agrees that all information and secrets of the Company and/or its affiliates that he has acquired, or may acquire, were received, or will be received in confidence and as a fiduciary of the Company. Employee will exercise utmost diligence to protect and guard such information and secrets.

         9. Injunctive Relief. Employee acknowledges that the breach, or threatened breach, by the Employee of the provisions of this Agreement shall cause irreparable harm to the Company, which harm cannot be fully redressed by the payment of damages to the Company. Accordingly, the Company shall be entitled, in addition to any other right or remedy it may have at law or in equity, to an inunction enjoining or restraining Employee from any violation or threatened violation of this Agreement.

         10.      Miscellaneous.

         10.1. The laws of the State of Texas will govern the interpretation, validity and effect of this Agreement without regard to the place of execution or the place for performance thereof, and the Company and Employee agree that the state and federal courts situated in Dallas County, Texas shall have personal jurisdiction over the Company and Employee to hear all disputes arising under this Agreement. This agreement is to be at least partially performed in Dallas County, Texas, and, as such, the Company and Employee agree that venue shall be proper with the state or federal courts in Dallas County, Texas to hear such disputes. In the event either the Company or Employee is not able to effect service of process upon the other with respect to such disputes, the Company and Employee expressly agree that the Secretary of State for the State of Texas shall be an agent of the Company and/or the Employee to receive service of process on behalf of the Company and/or the Employee with respect to such disputes.

         10.2. If any court of competent jurisdiction should determine that any provision this Agreement is too broad to be enforceable, such court shall modify and revise such provision (to the minimum extent necessary) so that it shall comply with applicable law. The provision as so revised shall be fully binding on the Employee.

         10.3. This Agreement replaces and merges all previous agreements and discussions relating to the same or similar subject matters between Employee and the Company with respect to the subject matter of this Agreement. This Agreement may not be modified in any respect by any verbal statement, representation or agreement made by any employee, officer, or representative of the Company or by any written agreement unless signed by an officer of the Company who is expressly authorized by the Company to execute such document.

         10.4. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         10.5. All covenants and agreements set forth in this Agreement by or on behalf of the Company shall bind its corporate successors and assigns, and all covenants and agreements set forth in this Agreement by or on behalf of Employee shall inure to the benefit of and be enforceable by the Company and its corporate successors and assigns.

         10.5. Any notice under this Agreement will be in writing and will be deemed to have been given when delivered personally or the second business day after deposit in the United States mail, and addressed as follows:

                        if to the Company:

                             Cairn Energy USA, Inc.
                             8235 Douglas Avenue, Suite 1221
                             Dallas, Texas 75225
                             Attn: President

                        if to Employee:

                             J. Munro M. Sutherland
                             3904 Southwestern Boulevard
                             Dallas, Texas 75225

         10.6. If either party should file a lawsuit against the other to enforce any right such party has hereunder, the prevailing party shall also be entitled to recover reasonable attorneys' fees and costs of suit in addition to any other relief awarded such prevailing party.

         10.7. If any provision of this Agreement should be held invalid or unenforceable, no other provision shall be affected thereby, and it shall be construed as if such invalid or unenforceable provision had never been a part of it.

         10.8. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement.

         10.9. Employee and the Company shall execute and deliver any and all additional instruments and agreements that may be necessary or proper to carry out the purposes of this Agreement.

         IN WITNESS WHEREOF, parties hereto have executed and delivered this Agreement as of the day and year first above written.

                                                     CAIRN ENERGY USA, INC.



                                                     By: /s/ Michael R. Gilbert
                                                        ------------------------
                                                        Michael R. Gilbert,
                                                        President


                                                     J. MUNRO M. SUTHERLAND



                                                     /s/ J. Munro M. Sutherland
                                                     ---------------------------
                                                     J. Munro M. Sutherland

                                  EXHIBIT 10.13

                             CAIRN ENERGY USA, INC.

                        SEPARATE PHEMUS STOCK OPTION PLAN



                            Scope and Purpose of Plan

         This Cairn Energy USA, Inc. Separate Phemus Stock Option Plan provides for the granting of Nonstatutory Options (defined below) to certain directors of the Corporation (defined below) who are not employees of the Corporation or of its Affiliates (defined below) and who are not entitled to receive any Options (defined below) under the Corporation's Directors Plan (defined below).

         The purpose of the Plan is to provide an incentive for certain non-employee directors of the Corporation or its Affiliates who are not entitled to receive any Options under the Directors Plan to serve as directors of the Corporation, to extend to them the opportunity to acquire a proprietary interest in the Corporation so that they will apply their best efforts for the benefit of the Corporation, and to aid the Corporation in attracting able persons to serve as directors of the Corporation.

SECTION 1.            Definitions.

         1.1. "Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar or superseding statute or statutes.

         1.2. "Affiliates" shall mean (a) any corporation, other than the Corporation, in an unbroken chain of corporations ending with the Corporation if each of the corporations, other than the Corporation, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain and (b) any corporation, other than the Corporation, in an unbroken chain of corporations beginning with the Corporation if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

         1.3. "Agreement" shall mean the written agreement between the Corporation and a Holder evidencing the Option granted by the Corporation under this Plan and the understanding of the parties with respect to the Option.

         1.4. "Board of Directors" shall mean the board of directors of the Corporation.

         1.5. "Code" shall mean the Internal Revenue Code of 1986, as amended.

         1.6.         "Committee" shall mean the committee appointed pursuant to
Section 3 of the Plan by the Board of Directors to administer this Plan.

         1.7. "Corporation" shall mean Cairn Energy USA, Inc., a Delaware corporation, and its successors or assigns.

         1.8 "Directors Plan" shall mean that Nonstatutory Option plan adopted by the Board of Directors on April 8, 1993, and ratified on May 19, 1993, by the stockholders of the Company, as amended.

         1.9. "Disability" shall mean a total and permanent disability as defined in section 105(d)(4) of the Code, as it existed immediately prior to its repeal.

         1.10. "Eligible Individual" shall mean a member of the Board of Directors of the Corporation (i) who is not, and has not been, an employee of the Corporation or one of its Affiliates; (ii) who is not entitled to receive any Options under the Directors Plan; and (iii) who is an employee or officer or director of Phemus Corporation or an affiliate of Phemus Corporation. The term affiliate for purposes of the definition of Eligible Individual and Permitted Transferee shall mean a person or entity that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, Phemus Corporation. For purposes of the Plan, the Chairman of the Board of Directors of the Corporation shall not be deemed an employee of the Corporation.

         1.11.        "Fair Market Value" shall mean:

         (a) If shares of Stock of the same class are listed or admitted to unlisted trading privileges on any national or regional securities exchange at the date of determining the Fair Market Value, the last reported sale price on such exchange on the last business day prior to the date in question; or

         (b) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices for such shares in the over-the- counter market shall be reported by the National Association of Securities Dealers, Inc. Automated Quotations, Inc. ("NASDAQ") National Market System at the date of determining the Fair Market Value, the last reported sale price so reported on the last business day prior to the date in question; or

         (c) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices for such shares shall not be reported by the NASDAQ National Market System as provided in Subparagraph 1.11(b), and bid and asked prices therefor in the over-the-counter market shall be reported by NASDAQ (or, if not so reported, by the National Quotation Bureau Incorporated or the OTC Bulletin Board) at the date of determining the Fair Market Value, the average of the closing bid and asked prices on the last business day prior to the date in question; and

         (d) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices or bid and asked prices for such shares shall not be reported by NASDAQ (or the National Quotation Bureau Incorporated) as provided in Subparagraph 1.11(b) or Subparagraph 1.11(c) at the date of determining the Fair Market Value, the value determined in good faith by the Board of Directors.

         1.12. "Holder" shall mean an Eligible Individual to whom an Option has been granted or any permitted transferee as that term is defined in
Section 6.3.

         1.13. "Nonstatutory Options" and "Option" shall mean stock options that do not satisfy the requirements of section 422 of the Code.

         1.15. "Permitted Transferee" shall mean Phemus Corporation or an affiliate of Phemus Corporation.

         1.16. "Plan" shall mean the Cairn Energy USA, Inc. Separate Phemus Stock Option Plan.

         1.17. "Securities Act" shall mean the Securities Act of 1933, as amended or any similar or superseding statute or statutes.

         1.18. "Stock" shall mean the Corporation's authorized common stock, $0.01 par value, together with any other securities with respect to which Options granted under the Plan may become exercisable.

SECTION 2.            Stock and Maximum Number of Shares Subject to the Plan.

         2.1. Description of Stock and Maximum Shares Allocated. The Stock which may be issued upon the exercise of an Option may either be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine.

         Subject to the adjustments provided in Paragraph 6.4, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted under the Plan may equal but shall not exceed 30,000 shares of Stock.

         2.2. Restoration of Unpurchased Shares. If an Option granted under the Plan expires or terminates for any reason during the term of this Plan and prior to the exercise of the Option in full, the shares of Stock subject to, but not issued under, such Option shall again be available for Options granted under the Plan after such shares become available again.

SECTION 3.            Administration of the Plan.

         3.1. Committee. The Plan shall be administered by the Committee. The Committee shall be the Compensation Committee of the Board of Directors; provided, however, that for purposes of this Plan, the Committee shall consist of not less than two individuals.

         3.2. Duration, Removal, Etc. The members of the Committee shall serve at the pleasure of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from the Committee or to add members to the Committee. Vacancies on the Committee, however caused, shall be filled by action of the Board of Directors.

         3.3. Meetings and Actions of Committee. The Committee shall elect one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. All decisions and determinations of the Committee shall be made by the majority vote or decision of all of its members present at a meeting; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions of this Plan and with the bylaws of the Corporation as it may deem advisable.

         3.4. Committee's Powers. Subject to the express provisions of this Plan, the Committee shall have the authority, in its sole and absolute discretion, (a) to adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) to determine the terms and provisions of the respective Agreements (which need not be identical); provided, however, such terms and provisions shall not be inconsistent with this Plan, including the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, but in all events shall such shares of Stock issued upon exercise of Options be assignable to a Permitted Transferee; (c) to construe the terms of any Agreement and the Plan; and (d) to make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The Committee shall have full discretion to make all determinations on the matters referred to in this Paragraph, and such determinations shall be final, binding and conclusive.

SECTION 4.            Eligibility and Participation.

         4.1. Eligible Individuals. Options may be granted under the Plan only to persons who are Eligible Individuals at the time of the Option's grant.

         4.2. No Right to Option. The adoption of the Plan shall not be deemed to give any person a right to be granted an Option.

SECTION 5.            Automatic Grant of Options and Certain Terms of the
                      Agreements.

         Subject to the express provisions of this Section, each Eligible Individual shall be automatically granted an Option to purchase 10,000 shares of Stock under the Plan at each of the following dates: (i) the first meeting of each term he serves as a member of the Board of Directors, and (ii) solely with respect to the first year for which the Plan is adopted, the date that the Plan is adopted.

         The date of the first meeting of each term an Eligible Individual serves as a member of the Board of Directors shall be the date on which the Option covered by an Agreement is granted, even though certain terms of the Agreement may not be at such time determined and even though the Agreement may not be executed until a later time. In no event, however, shall an optionee gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Option and the actual execution of the Agreement by the Corporation and the optionee.

         Each Option granted under the Plan shall be evidenced by an Agreement, executed by the Corporation and the Eligible Individual to whom the Option is granted, incorporating such terms as the Committee shall deem necessary or desirable; provided, however, that in all events each Option shall be assignable to a Permitted Transferee. More than one Option may be granted to the same Eligible Individual and be outstanding concurrently. In the event an Eligible Individual is granted one or more Nonstatutory Options, such grants shall be evidenced by separate Agreements, one for each of the Nonstatutory Option grants.

         Each Agreement may contain or otherwise provide for such restrictions on the transferability of shares of the Stock acquired pursuant to an Option as the Committee, in its sole and absolute discretion, shall deem proper or advisable; provided, however, that in all events shall the shares of Stock acquired pursuant to an Option be assignable to a Permitted Transferee. Such restrictions on transferability may include, but need not be limited to, options and rights of first refusal in favor of the Corporation and stockholders of the Corporation other than a Holder who is a party to the particular Agreement or a subsequent person who is bound by such Agreement.

SECTION 6.            Terms and Conditions of Options.

         All Options granted under the Plan shall comply with, be deemed to include, and shall be subject to the following terms and conditions:

         6.1. Exercise Price. Each Agreement shall state the exercise price per share of Stock. The exercise price per share of Stock subject to a Nonstatutory Option shall be the Fair Market Value of a share of Stock on the date of grant of the Option; provided, however, that with respect to the Options granted on the date of the adoption of the Plan, the exercise price shall be the same exercise price set for those Options granted on May 24, 1995, under the Directors Plan.

         6.2. Medium and Time of Payment, Method of Exercise, and Withholding Taxes. The exercise price of an Option shall be payable upon the exercise of the Option

         (a)          in cash

         (b) by certified or cashier's check payable to the order of the Corporation, or

         (c)          by wire transfer of immediately available funds.

Exercise of an Option shall not be effective until the Corporation has received written notice of exercise. Such notice must specify the number of whole shares to be purchased and be accompanied by payment in full of the aggregate exercise price of the number of shares purchased. The Corporation shall not in any case be required to sell, issue, or deliver a fractional share of Stock with respect to any Option.

         The Committee may, in its discretion, require a Holder to pay to the Corporation at the time of exercise of an Option (or portion of an Option) the amount that the Corporation deems necessary to satisfy its obligation to withhold federal, state or local income or other taxes incurred by reason of the exercise. Where the exercise of an Option does not give rise to an obligation to withhold Federal income or other taxes on the date of exercise, the Corporation may, in its discretion, require a Holder to place shares of Stock purchased under the Option in escrow for the benefit of the Corporation until such time as Federal income or other tax withholding is no longer required with respect to such shares or until such withholding is required on amounts included in the gross income of the Holder as a result of the exercise of an Option or the disposition of shares of Stock acquired pursuant to the exercise. At such later time, the Corporation, in its discretion, may require a Holder to pay to the Corporation the amount that the Corporation deems necessary to satisfy its obligation to withhold Federal, state or local income or other taxes incurred by reason of the exercise of the Option or the disposition of shares of Stock. Upon receipt of such payment by the Corporation, such shares of Stock shall be released from escrow to the Holder.

         6.3. Term, Time of Exercise and Transferability of Options. In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by the Holder or by the Holder's guardian or legal representative or a Permitted Transferee.

         An Option shall not be transferrable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder; provided, however, that each Eligible Individual shall be permitted to assign its rights to an Option to a Permitted Transferee.

         Each Option shall be for a term of sixty (60) calendar months, beginning on the date of the Option's grant.

         The Option evidenced by the Agreement may be exercised in full or in part as to any number of shares subject to the Option at any time or from time to time during the term of the Option; provided, however, that notwithstanding the foregoing, no part of an Option may be exercised during the six (6) month period beginning on the date the Option was granted. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

         Within a reasonable time (or such time as may be permitted by law) after the Corporation receives written notice that the Holder has elected to exercise all or a portion of an Option, such notice to be accompanied by payment in full of the aggregate Option exercise price of the number of shares of Stock purchased, the Corporation shall issue and deliver a certificate representing the shares acquired in consequence of the exercise and any other amounts payable in consequence of such exercise. The number of the shares of Stock transferrable due to an exercise of an Option under this Plan shall not be increased due to the passage of time, except as may be provided in an Agreement; provided, however, the number of such shares of Stock which are transferrable may increase due to the occurrence of certain events which are fully described in Paragraph 6.4.

         Nothing in the Plan or in any Option granted under the Plan shall require the Corporation to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for the Corporation, require registration under the Securities Act or any other applicable statute or regulation, as then in effect. At the time of any exercise of an Option, the Corporation may, as a condition precedent to the exercise of such Option, require from the Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees) such written representations, if any, concerning his sophistication, financial means, access to information about the Corporation and intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to the Corporation, may be necessary to ensure that any disposition by such Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees), will not involve a violation of the Securities Act or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following or similar legend, or statements of other applicable restrictions, endorsed on them, and may not be immediately transferable:

         The shares of stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws, in reliance upon an exemption from registration. Without such registration, these shares may not be sold, transferred, assigned or otherwise disposed of unless, in the opinion of the Corporation and its legal counsel, such sale, transfer, assignment or disposition will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

         6.4.         Adjustments Upon Changes in Capitalization, Merger, Etc.
Notwithstanding any other provision in the Plan to the contrary, in the event of any change in the number of outstanding shares of Stock

         (a) effected without receipt of consideration by the Corporation by reason of a stock dividend, split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Corporation is the surviving corporation, or

         (b) by reason of a spin-off of a part of the Corporation into a separate entity, or assumptions and conversions of out-standing grants due to an acquisition by the Corporation of a separate entity,

(1) the aggregate number and class of the reserved shares, (2) the number and class of shares subject to each outstanding Option and (3) the exercise price of each outstanding Option shall be automatically adjusted to accurately and equitably reflect the effect of such change. In the event of a dispute concerning such adjustment, the Committee has full discretion to determine the resolution of the dispute. Such determination shall be final, binding and conclusive. The number of reserved shares or the number of shares subject to any outstanding Option shall be automatically reduced by any fraction which results from any adjustment made pursuant to this Paragraph.

         The following provisions of this Paragraph shall apply unless a Holder's Agreement provides otherwise. In the event of:

         (a)          a dissolution or liquidation of the Corporation,

         (b) a merger or consolidation (other than a merger effecting a re-incorporation of the Corporation in another state or any other merger or a consolidation in which the stock-holders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the merger or consolidation) in which the Corporation is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the stock-holders of the parent of the Corporation and their proportionate interests therein immediately after the transaction are not substantially identical to the stock-holders of the Corporation and their proportionate interests therein immediately prior to the transaction; provided, however, that the Board of Directors may at any time prior to such a merger or consolidation provide by resolution that the foregoing provisions of this parenthetical shall not apply if a majority of the board of directors of such parent immediately after the trans-action consists of individuals who constituted a majority of the Board of Directors immediately prior to the trans-action), or

         (c) a transaction in which any person becomes the owner of 50% or more of the total combined voting power of all classes of stock of the Corporation (provided, however, that the Board of Directors may at any time prior to such trans-action provide by resolution that this Subparagraph shall not apply if such acquiring person is a corporation and a majority of the board of directors of the acquiring corporation immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the acquisition of such 50% or more total combined voting power)

a Holder shall be entitled to receive, upon the exercise of such Option, with respect to each share of Stock (i) the number of shares of stock of the surviving corporation (or equity interest in any other entity) and (ii) any other notes, evidences of indebtedness or other property that Holder would have received in connection with such transaction had he exercised the Option with respect to such shares of Stock immediately prior to the record date of consummation of such transaction.

         6.5. Rights as a Stockholder. A Holder shall have no right as a stockholder with respect to any shares covered by his Option until a certificate representing such shares is issued to the Holder. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued, except as provided in Paragraph 6.4.

         6.6. Modification, Extension and Renewal of Options. No modification of an Option granted under the Plan shall, without the consent of the Holder, alter or impair any rights or obligations under any Option previously granted under the Plan to such Holder under the Plan.

         6.7. Furnish Information. Each Holder shall furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation by or under any applicable statute or regulation.

         6.8. Obligation to Exercise. The granting of an Option under the Plan shall impose no obligation upon the Holder to exercise it or any part of it.

         6.9. Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee shall deem advisable.

SECTION 7.            Remedies and Specific Performance.

         7.1. Remedies. The Corporation shall be entitled to recover from a Holder reasonable attorneys' fees incurred in connection with the enforcement of the terms and provisions of the Plan and any Agreement, whether by an action to enforce specific performance, or an action for damages for its breach or otherwise.


     7.2. Specific Performance. The Corporation shall be entitled to enforce the terms and provisions of this Section, including the remedy of specific performance, in Dallas County, Texas.
SECTION 8.            Duration of Plan.

         No Options may be granted under the Plan after the expiration of the Director Plan.

SECTION 9.            Amendment of Plan.

         For purposes of complying with changes in the Code or ERISA, the Board of Directors may amend, modify, suspend or terminate the Plan at any time. For purposes of meeting or addressing any other changes in legal requirements or any other purpose, the Board of Directors may amend, modify, suspend or terminate the Plan. No Option may be granted during any suspension of the Plan or after the Plan has been terminated, and no amendment, suspension or termination shall, without a Holder's consent, alter or impair, other than as provided in the Plan and the Holder's Agreement, any of the rights or obligations under any Option previously granted to such Holder under the Plan.

SECTION 10.           General.

         10.1. Application of Funds. The proceeds received by the Corporation from the sale of shares pursuant to Options shall be used for general corporate purposes.

         10.2. Right to Terminate Director Status. Nothing contained in the Plan, or in any Agreement, shall confer upon any Holder the right to continue as a director of the Corporation, or interfere in any way with the rights to terminate his status as a director.

         10.3. No Liability for Good Faith Determinations. Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission, or determination taken or made in good faith with respect to the Plan or any Option granted under it, and members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit (provided such settlement is approved by independent legal counsel selected by the Corporation) and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising from such claim, loss, damage, or expense to the full extent permitted by law and under any directors' and officers' liability or similar insurance coverage that may from time to time be in effect.

         10.4. Information Confidential. As partial consideration for the granting of each Option under the Plan, the Agreement may, in the Committee's sole and absolute discretion, provide that the Holder shall agree with the Corporation that he will keep confidential all information and knowledge that he has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration such breach, in determining whether to recommend the grant of any future Option to such Holder, as a factor militating against the advisability of granting any such future Option to such individual.

         10.5. Other Benefits. The Options granted under this Plan shall be in addition to regular directors' fees and other benefits granted with respect to the position of a member of the Board of Directors. Neither the Plan nor any Option granted under the Plan shall confer upon any person a right to serve as a member of the Board of Directors.

         10.6. Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his legal representative, heir, legatee, or distributee, in accordance with the provisions of the Plan, shall, to the extent thereof, be in full satisfaction of all claims of such persons under the Plan. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, to execute a release and receipt for such payment in such form as it shall determine.

         10.7. No Guarantee of Interests. Neither the Committee nor the Corporation guarantees the Stock from loss or depreciation.

         10.8. Payment of Expenses. All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by the Corporation or its Affiliates; provided, however, the Corporation or an Affiliate may recover any and all damages, fees, expenses and costs arising out of any actions taken by the Corporation or an Affiliate to enforce its rights under the Plan.

         10.9. Corporation Records. Records of the Corporation or its Affiliates regarding the Holder's period of service, termination of service and the reason for such termination, and other matters shall be conclusive for all purposes under the Plan, unless determined by the Committee to be incorrect.

         10.10. Information. The Corporation and its Affiliates shall, upon request or as may be specifically required under the Plan, furnish or cause to be furnished all of the information or documentation that is necessary or required by the Committee to perform its duties and functions under the Plan.

         10.11. No Liability of Corporation. The Corporation assumes no obligation or responsibility to the Holder or his legal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

         10.12. Corporation Action. Any action required of the Corporation relating to the Plan shall be by resolution of its Board of Directors, Compensation Committee of the Board of Directors or by a person authorized to act by resolution of the Board of Directors or such Compensation Committee.

         10.13. Severability. If any provision of this Plan is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions of the Plan, but such provision shall be fully severable, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included in the Plan.

         10.14. Notices. Whenever any notice is required or permitted under the Plan, such notice must be in writing and personally delivered or sent by mail or by a nationally recognized courier service. Any notice required or permitted to be delivered under this Agreement shall be deemed to be delivered on the date on which it is personally delivered, or, if mailed, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has previously specified by written notice delivered in accordance with this Paragraph or, if by courier, twenty-four (24) hours after it is sent, addressed as described in this Paragraph. The Corporation or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had previously specified for receiving notices. Until changed in accordance with the Plan, the Corporation and each Holder shall specify as its and his address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

         10.15. Waiver of Notice. Any person entitled to notice under the Plan may waive such notice.

         10.16. Successors. The Plan shall be binding upon the Holder, his legal representatives, heirs, legatees and distributees, upon the Corporation, its successors, and assigns, and upon the Committee, and its successors.

         10.17. Headings. The titles and headings of Sections and Paragraphs are included for convenience of reference only and are not to be considered in construction of the Plan's provisions.

         10.18. Governing Law. All questions arising with respect to the provisions of the Plan shall be determined by application of the laws of the State of Texas except to the extent Texas law is preempted by federal law or Delaware corporate law that is controlling. Questions arising with respect to the provisions of an Agreement that are matters of contract law shall be governed by the laws of the state specified in the Agreement, except to the extent preempted by federal law and except to the extent that Delaware corporate law conflicts with the contract law of such state, in which event Delaware corporate law shall govern. The obligation of the Corporation to sell and deliver Stock under the Plan is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

         10.19. Word Usage. Words used in the masculine shall apply to the feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

         The Plan shall take effect on January 10, 1996, the date it was adopted by the Board of Directors.

         IN WITNESS WHEREOF, Cairn Energy USA, Inc. acting by and through its duly authorized officer, has executed this Plan on this the 10th day of January, 1996.

                             CAIRN ENERGY USA, INC.



                             By: /s/ Susan H. Rader
                                 ------------------------------------
                                 Susan H. Rader, Secretary

                                  EXHIBIT 10.14

                             CAIRN ENERGY USA, INC.
                       NONSTATUTORY STOCK OPTION AGREEMENT


         THIS AGREEMENT is made and entered into as of this 10th day of January, 1996, between Cairn Energy USA, Inc., a Delaware corporation (the "Corporation"), and John C. Halsted (the "Holder") in connection with the grant of a Nonstatutory Option (defined below) under the Cairn Energy USA, Inc. Separate Phemus Stock Option Plan (the "Plan")

                              W I T N E S S E T H:

         WHEREAS, the Holder is a director of the Corporation and is not an employee of the Corporation or one of its Affiliates (defined below);

         WHEREAS, the Holder is not entitled to receive any Options under the Directors Plan;

         WHEREAS, the Corporation desires to encourage the Holder to own Stock (defined below) and to give him added incentive to advance the interests of the Corporation through the Plan; and

         WHEREAS, the Corporation desires to grant the Holder a Nonstatutory Option to purchase shares of Stock of the Corporation under terms and conditions established by the Plan.

         NOW, THEREFORE, in consideration of these premises, the parties agree that the following shall constitute the Agreement between the Corporation and the Holder:

         1. Definitions. For purposes of this Agreement, defined terms shall have the meanings given to them by the Plan except as specified below:

         1.1 "Agreement" shall mean this document as executed by the Corporation and the Holder, and as it may be subsequently amended.

         1.2 "Code" shall mean the Internal Revenue Code of 1986, as amended.

         1.3 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar or superseding statute or statutes.

         1.4 "Nonstatutory Option" and "Option" shall mean a stock option granted pursuant to this Agreement that does not satisfy the requirements of section 422 of the Code.

         1.5. "Permitted Transferee" shall mean Phemus Corporation or an affiliate of Phemus Corporation. The term affiliate for purposes of the definition of Permitted Transferee shall mean a person or entity that directly, or indirectly through one or more intermediaries, controls or is under common control with, Phemus Corporation.

         1.6 "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar or superseding statute or statutes.

         2. Grant of Nonstatutory Option. Subject to the terms and conditions set forth in this Agreement, the Corporation grants to the Holder a Nonstatutory Option to purchase from the Corporation during the period ending sixty (60) calendar months from the date of this Agreement 10,000 shares of Stock at a price of $10.00 per share, subject to adjustment, if any, as provided in this Agreement. This Nonstatutory Option is exercisable with respect to all of the shares of Stock subject to the Option only after the six month anniversary of the date this Option is granted.

         3. Notice of Exercise. This Nonstatutory Option may be exercised in whole or in part, from time to time, in accordance with Paragraph 2, by written notice to the Corporation at the address provided in this Agreement, which notice shall:

                  (a) specify the number of whole shares of Stock to be purchased and the exercise price to be paid for such shares;

                  (b) if the person exercising this Nonstatutory Option is not the Holder himself, contain or be accompanied by evidence satisfactory to the Committee of such person's right to exercise this Nonstatutory Option; and

                  (c) be accompanied by payment in full of the purchase price in the form of cash, a certified or cashier's check to the order of the Corporation or a wire transfer of immediately available funds.

         This Option may be exercised only in increments at least equal to the lesser of one hundred (100) shares or ten percent (10%) of the number of whole shares as to which it is exercisable.

         4. Investment Letter. The Holder agrees that the shares of Stock acquired on exercise of this Nonstatutory Option shall be acquired for his own account for investment only and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act or other applicable securities laws. If the Committee so determines, any Stock certificates issued upon exercise of this Nonstatutory Option shall bear a legend to the effect that the shares have been so acquired. The Corporation may, but in no event shall be required to, file a registration statement with respect to the Options or any shares of Stock acquired upon exercise of the Options or otherwise bear any expenses of complying with the Securities Act, other applicable securities laws or the rules and regulations of any national securities exchange or other regulatory authority in connection with the registration, qualification, or transfer, as the case may be, of this Nonstatutory Option or any shares of Stock acquired upon the exercise of this Nonstatutory Option. The foregoing restrictions on the transfer of the shares of Stock shall be inoperative if (a) the Corporation previously shall have been furnished with an opinion of counsel, satisfactory to it, to the effect that such transfer will not involve any violation of the Securities Act or other applicable securities laws, or (b) the shares of Stock shall have been duly registered in compliance with the Securities Act and other applicable securities laws.

         5. Transfer and Exercise of Nonstatutory Option. This Nonstatutory Option shall not be transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder; provided, however, that Holder shall be permitted to assign its rights to the Option to a Permitted Transferee. No assignment or transfer of this Nonstatutory Option, whether voluntary or involuntary, by operation of law or otherwise, except a transfer by will or the laws of descent or distribution, pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder, or to a Permitted Transferee shall vest in the assignee or transferee any interest or right whatsoever in this Nonstatutory Option.

         During the Holder's lifetime, this Nonstatutory Option may be exercised only by him, his guardian or his legal representative or a Permitted Transferee.

         6. Status of Holder. The Holder shall not be deemed a stockholder of the Corporation with respect to any of the shares of Stock subject to this Nonstatutory Option, except to the extent that such shares shall have been purchased and transferred to him. The Corporation shall not be required to issue or transfer any certificates for shares of Stock purchased upon exercise of this Nonstatutory Option until all applicable requirements of law have been satisfied and, if applicable, such shares shall have been duly listed on any securities exchange on which the Stock may then be listed.

         7. No Effect on Capital Structure. This Nonstatutory Option shall not affect the right of the Corporation or any Affiliate to reclassify, recapitalize or otherwise change its capital or debt structure or to merge, consolidate, convey any or all of its assets, dissolve, liquidate, windup, or otherwise reorganize.

         8. Expiration of Nonstatutory Option. This Option shall expire only upon the earlier of the date it is completely exercised or the Option's expiration date as determined under Paragraph 2.

         9. Committee Authority. Any question concerning the interpretation of this Agreement, any adjustments required to be made under this Agreement, and any controversy which may arise under this Agreement shall be determined by the Committee in its sole discretion.

         10. Plan Controls. The terms of this Agreement are governed by the terms of the Plan, a copy of which is attached as Exhibit A and made a part of this Agreement as if fully set forth in this Agreement, and in the case of any inconsistency between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

         11. Notice. Whenever any notice is required or permitted under this Agreement, such notice must be in writing and personally delivered, telecopied (if confirmed) or sent by mail. Any notice required or permitted to be delivered under this Agreement shall be deemed to be delivered on the date which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has previously specified by written notice delivered in accordance with this Agreement. The Corporation or Holder may change, at any time and from time to time, by written notice to the other, the address previously specified for receiving notices. Until changed in accordance with this Agreement, the Corporation and the Holder specify their respective addresses as set forth below:

         Corporation:                   Cairn Energy USA, Inc.
                                        8235 Douglas Avenue, Suite 1221
                                        Dallas, Texas 75225
                                        Attention: Michael R. Gilbert, President

         Holder:                        John C. Halsted
                                        Phemus Corporation
                                        600 Atlantic Avenue
                                        Boston, Massachusetts  02210-2203

         12. Information Confidential. As partial consideration for the granting of this Nonstatutory Option, the Holder agrees that he will keep confidential all information and knowledge that he has relating to the manner and amount of participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan.

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed and the Holder has executed this Agreement on the day and year first above written.

                                                     "CORPORATION"

                                                     CAIRN ENERGY USA, INC.



                                                     By:________________________
                                                     Title:_____________________

                                                     "HOLDER"



                                                     ___________________________
                                                     John C. Halsted

                                  EXHIBIT 10.15

                             CAIRN ENERGY USA, INC.

                         SEPARATE PLC STOCK OPTION PLAN



                            Scope and Purpose of Plan

          This Cairn Energy USA, Inc. Separate PLC Stock Option Plan provides for the granting of Nonstatutory Options (defined below) to certain directors of the Corporation (defined below) who are not employees of the Corporation or of its Affiliates (defined below) and who are not entitled to receive any Options (defined below) under the Corporation's Directors Plan (defined below).

          The purpose of the Plan is to provide an incentive for certain non-employee directors of the Corporation or its Affiliates who are not entitled to receive any Options under the Directors Plan to serve as directors of the Corporation, to extend to them the opportunity to acquire a proprietary interest in the Corporation so that they will apply their best efforts for the benefit of the Corporation, and to aid the Corporation in attracting able persons to serve as directors of the Corporation.

SECTION 1.            Definitions.

          1.1. "Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar or superseding statute or statutes.

          1.2. "Affiliates" shall mean (a) any corporation, other than the Corporation, in an unbroken chain of corporations ending with the Corporation if each of the corporations, other than the Corporation, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain and (b) any corporation, other than the Corporation, in an unbroken chain of corporations beginning with the Corporation if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

         1.3. "Agreement" shall mean the written agreement between the Corporation and a Holder evidencing the Option granted by the Corporation under this Plan and the understanding of the parties with respect to the Option.

          1.4. "Board of Directors" shall mean the board of directors of the Corporation.

          1.5. "Code" shall mean the Internal Revenue Code of 1986, as amended.

          1.6.  "Committee"  shall  mean the  committee  appointed  pursuant  to
Section 3 of the Plan by the Board of Directors to administer this Plan.

          1.7. "Corporation" shall mean Cairn Energy USA, Inc., a Delaware corporation, and its successors or assigns.

          1.8 "Directors Plan" shall mean that Nonstatutory Option plan adopted by the Board of Directors on April 8, 1993, and ratified on May 19, 1993, by the stockholders of the Company, as amended.

          1.9. "Disability" shall mean a total and permanent disability as defined in section 105(d)(4) of the Code, as it existed immediately prior to its repeal.

          1.10. "Eligible Individual" shall mean a member of the Board of Directors of the Corporation (i) who is not, and has not been, an employee of the Corporation or one of its Affiliates; (ii) who is not entitled to receive any Options under the Directors Plan; and (iii) who is an employee or officer or director of Cairn Energy PLC or an affiliate of Cairn Energy PLC. The term affiliate for purposes of the definition of Eligible Individual and Permitted Transferee shall mean a person or entity that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, Cairn Energy PLC. For purposes of the Plan, the Chairman of the Board of Directors of the Corporation shall not be deemed an employee of the Corporation.

         1.11.        "Fair Market Value" shall mean:

          (a) If shares of Stock of the same class are listed or admitted to unlisted trading privileges on any national or regional securities exchange at the date of determining the Fair Market Value, the last reported sale price on such exchange on the last business day prior to the date in question; or

          (b) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices for such shares in the over-the- counter market shall be reported by the National Association of Securities Dealers, Inc. Automated Quotations, Inc. ("NASDAQ") National Market System at the date of determining the Fair Market Value, the last reported sale price so reported on the last business day prior to the date in question; or

          (c) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices for such shares shall not be reported by the NASDAQ National Market System as provided in Subparagraph 1.11(b), and bid and asked prices therefor in the over-the-counter market shall be reported by NASDAQ (or, if not so reported, by the National Quotation Bureau Incorporated or the OTC Bulletin Board) at the date of determining the Fair Market Value, the average of the closing bid and asked prices on the last business day prior to the date in question; and

          (d) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.11(a) and sales prices or bid and asked prices for such shares shall not be reported by NASDAQ (or the National Quotation Bureau Incorporated) as provided in Subparagraph 1.11(b) or Subparagraph 1.11(c) at the date of determining the Fair Market Value, the value determined in good faith by the Board of Directors.

          1.12. "Holder" shall mean an Eligible Individual to whom an Option has been granted or any permitted transferee as that term is defined in Section 6.3.

          1.13. "Nonstatutory Options" and "Option" shall mean stock options that do not satisfy the requirements of section 422 of the Code.

          1.15. "Permitted Transferee" shall mean Cairn Energy PLC or an affiliate of Cairn Energy PLC.

          1.16. "Plan" shall mean the Cairn Energy USA, Inc. Separate PLC Stock Option Plan.

          1.17. "Securities Act" shall mean the Securities Act of 1933, as amended or any similar or superseding statute or statutes.

          1.18. "Stock" shall mean the Corporation's authorized common stock, $0.01 par value, together with any other securities with respect to which Options granted under the Plan may become exercisable.

SECTION 2.            Stock and Maximum Number of Shares Subject to the Plan.

          2.1. Description of Stock and Maximum Shares Allocated. The Stock which may be issued upon the exercise of an Option may either be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine.

          Subject to the adjustments provided in Paragraph 6.4, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted under the Plan may equal but shall not exceed 30,000 shares of Stock.

          2.2. Restoration of Unpurchased Shares. If an Option granted under the Plan expires or terminates for any reason during the term of this Plan and prior to the exercise of the Option in full, the shares of Stock subject to, but not issued under, such Option shall again be available for Options granted under the Plan after such shares become available again.

SECTION 3.            Administration of the Plan.

          3.1. Committee. The Plan shall be administered by the Committee. The Committee shall be the Compensation Committee of the Board of Directors; provided, however, that for purposes of this Plan, the Committee shall consist of not less than two individuals.

          3.2. Duration, Removal, Etc. The members of the Committee shall serve at the pleasure of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from the Committee or to add members to the Committee. Vacancies on the Committee, however caused, shall be filled by action of the Board of Directors.

          3.3. Meetings and Actions of Committee. The Committee shall elect one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. All decisions and determinations of the Committee shall be made by the majority vote or decision of all of its members present at a meeting; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions of this Plan and with the bylaws of the Corporation as it may deem advisable.

          3.4. Committee's Powers. Subject to the express provisions of this Plan, the Committee shall have the authority, in its sole and absolute discretion, (a) to adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) to determine the terms and provisions of the respective Agreements (which need not be identical); provided, however, such terms and provisions shall not be inconsistent with this Plan, including the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, but in all events shall such shares of Stock issued upon exercise of Options be assignable to a Permitted Transferee; (c) to construe the terms of any Agreement and the Plan; and (d) to make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The Committee shall have full discretion to make all determinations on the matters referred to in this Paragraph, and such determinations shall be final, binding and conclusive.

SECTION 4.            Eligibility and Participation.

          4.1. Eligible Individuals. Options may be granted under the Plan only to persons who are Eligible Individuals at the time of the Option's grant.

          4.2. No Right to Option. The adoption of the Plan shall not be deemed to give any person a right to be granted an Option.

SECTION 5.       Automatic Grant of Options and Certain Terms of the Agreements.

          Subject to the express provisions of this Section, each Eligible Individual shall be automatically granted an Option to purchase 10,000 shares of Stock under the Plan at each of the following dates: (i) the first meeting of each term he serves as a member of the Board of Directors, and (ii) solely with respect to the first year for which the Plan is adopted, the date that the Plan is adopted.

          The date of the first meeting of each term an Eligible Individual serves as a member of the Board of Directors shall be the date on which the Option covered by an Agreement is granted, even though certain terms of the Agreement may not be at such time determined and even though the Agreement may not be executed until a later time. In no event, however, shall an optionee gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Option and the actual execution of the Agreement by the Corporation and the optionee.

          Each Option granted under the Plan shall be evidenced by an Agreement, executed by the Corporation and the Eligible Individual to whom the Option is granted, incorporating such terms as the Committee shall deem necessary or desirable; provided, however, that in all events each Option shall be assignable to a Permitted Transferee. More than one Option may be granted to the same Eligible Individual and be outstanding concurrently. In the event an Eligible Individual is granted one or more Nonstatutory Options, such grants shall be evidenced by separate Agreements, one for each of the Nonstatutory Option grants.

          Each Agreement may contain or otherwise provide for such restrictions on the transferability of shares of the Stock acquired pursuant to an Option as the Committee, in its sole and absolute discretion, shall deem proper or advisable; provided, however, that in all events shall the shares of Stock acquired pursuant to an Option be assignable to a Permitted Transferee. Such restrictions on transferability may include, but need not be limited to, options and rights of first refusal in favor of the Corporation and stockholders of the Corporation other than a Holder who is a party to the particular Agreement or a subsequent person who is bound by such Agreement.

SECTION 6.            Terms and Conditions of Options.

          All Options granted under the Plan shall comply with, be deemed to include, and shall be subject to the following terms and conditions:

          6.1. Exercise Price. Each Agreement shall state the exercise price per share of Stock. The exercise price per share of Stock subject to a Nonstatutory Option shall be the Fair Market Value of a share of Stock on the date of grant of the Option; provided, however, that with respect to the Options granted on the date of the adoption of the Plan, the exercise price shall be the same exercise price set for those Options granted on May 24, 1995, under the Directors Plan.

          6.2. Medium and Time of Payment, Method of Exercise, and Withholding Taxes. The exercise price of an Option shall be payable upon the exercise of the Option

         (a)          in cash

         (b) by certified or cashier's check payable to the order of the Corporation, or

         (c)          by wire transfer of immediately available funds.

Exercise of an Option shall not be effective until the Corporation has received written notice of exercise. Such notice must specify the number of whole shares to be purchased and be accompanied by payment in full of the aggregate exercise price of the number of shares purchased. The Corporation shall not in any case be required to sell, issue, or deliver a fractional share of Stock with respect to any Option.

          The Committee may, in its discretion, require a Holder to pay to the Corporation at the time of exercise of an Option (or portion of an Option) the amount that the Corporation deems necessary to satisfy its obligation to withhold federal, state or local income or other taxes incurred by reason of the exercise. Where the exercise of an Option does not give rise to an obligation to withhold Federal income or other taxes on the date of exercise, the Corporation may, in its discretion, require a Holder to place shares of Stock purchased under the Option in escrow for the benefit of the Corporation until such time as Federal income or other tax withholding is no longer required with respect to such shares or until such withholding is required on amounts included in the gross income of the Holder as a result of the exercise of an Option or the disposition of shares of Stock acquired pursuant to the exercise. At such later time, the Corporation, in its discretion, may require a Holder to pay to the Corporation the amount that the Corporation deems necessary to satisfy its obligation to withhold Federal, state or local income or other taxes incurred by reason of the exercise of the Option or the disposition of shares of Stock. Upon receipt of such payment by the Corporation, such shares of Stock shall be released from escrow to the Holder.

          6.3. Term, Time of Exercise and Transferability of Options. In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by the Holder or by the Holder's guardian or legal representative or a Permitted Transferee.

          An Option shall not be transferrable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder; provided, however, that each Eligible Individual shall be permitted to assign its rights to an Option to a Permitted Transferee.

          Each Option shall be for a term of sixty (60) calendar months, beginning on the date of the Option's grant.

          The Option evidenced by the Agreement may be exercised in full or in part as to any number of shares subject to the Option at any time or from time to time during the term of the Option; provided, however, that notwithstanding the foregoing, no part of an Option may be exercised during the six (6) month period beginning on the date the Option was granted. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

          Within a reasonable time (or such time as may be permitted by law) after the Corporation receives written notice that the Holder has elected to exercise all or a portion of an Option, such notice to be accompanied by payment in full of the aggregate Option exercise price of the number of shares of Stock purchased, the Corporation shall issue and deliver a certificate representing the shares acquired in consequence of the exercise and any other amounts payable in consequence of such exercise. The number of the shares of Stock transferrable due to an exercise of an Option under this Plan shall not be increased due to the passage of time, except as may be provided in an Agreement; provided, however, the number of such shares of Stock which are transferrable may increase due to the occurrence of certain events which are fully described in Paragraph 6.4.

         Nothing in the Plan or in any Option granted under the Plan shall require the Corporation to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for the Corporation, require registration under the Securities Act or any other applicable statute or regulation, as then in effect. At the time of any exercise of an Option, the Corporation may, as a condition precedent to the exercise of such Option, require from the Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees) such written representations, if any, concerning his sophistication, financial means, access to information about the Corporation and intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to the Corporation, may be necessary to ensure that any disposition by such Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees), will not involve a violation of the Securities Act or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following or similar legend, or statements of other applicable restrictions, endorsed on them, and may not be immediately transferable:

         The shares of stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws, in reliance upon an exemption from registration. Without such registration, these shares may not be sold, transferred, assigned or otherwise disposed of unless, in the opinion of the Corporation and its legal counsel, such sale, transfer, assignment or disposition will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

          6.4.   Adjustments  Upon  Changes  in  Capitalization,   Merger,  Etc.
Notwithstanding any other provision in the Plan to the contrary, in the event of any change in the number of outstanding shares of Stock

         (a) effected without receipt of consideration by the Corporation by reason of a stock dividend, split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Corporation is the surviving corporation, or

         (b) by reason of a spin-off of a part of the Corporation into a separate entity, or assumptions and conversions of out-standing grants due to an acquisition by the Corporation of a separate entity,

(1) the aggregate number and class of the reserved shares, (2) the number and class of shares subject to each outstanding Option and (3) the exercise price of each outstanding Option shall be automatically adjusted to accurately and equitably reflect the effect of such change. In the event of a dispute concerning such adjustment, the Committee has full discretion to determine the resolution of the dispute. Such determination shall be final, binding and conclusive. The number of reserved shares or the number of shares subject to any outstanding Option shall be automatically reduced by any fraction which results from any adjustment made pursuant to this Paragraph.

         The following provisions of this Paragraph shall apply unless a Holder's Agreement provides otherwise. In the event of:

         (a)          a dissolution or liquidation of the Corporation,

         (b) a merger or consolidation (other than a merger effecting a re-incorporation of the Corporation in another state or any other merger or a consolidation in which the stock-holders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the merger or consolidation) in which the Corporation is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the stock-holders of the parent of the Corporation and their proportionate interests therein immediately after the transaction are not substantially identical to the stock-holders of the Corporation and their proportionate interests therein immediately prior to the transaction; provided, however, that the Board of Directors may at any time prior to such a merger or consolidation provide by resolution that the foregoing provisions of this paren-thetical shall not apply if a majority of the board of directors of such parent immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the transaction), or

         (c) a transaction in which any person becomes the owner of 50% or more of the total combined voting power of all classes of stock of the Corporation (provided, however, that the Board of Directors may at any time prior to such trans-action provide by resolution that this Subparagraph shall not apply if such acquiring person is a corporation and a majority of the board of directors of the acquiring corporation immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the acquisition of such 50% or more total combined voting power)

a Holder shall be entitled to receive, upon the exercise of such Option, with respect to each share of Stock (i) the number of shares of stock of the surviving corporation (or equity interest in any other entity) and (ii) any other notes, evidences of indebtedness or other property that Holder would have received in connection with such transaction had he exercised the Option with respect to such shares of Stock immediately prior to the record date of consummation of such transaction.

          6.5. Rights as a Stockholder. A Holder shall have no right as a stockholder with respect to any shares covered by his Option until a certificate representing such shares is issued to the Holder. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued, except as provided in Paragraph 6.4.

          6.6. Modification, Extension and Renewal of Options. No modification of an Option granted under the Plan shall, without the consent of the Holder, alter or impair any rights or obligations under any Option previously granted under the Plan to such Holder under the Plan.

          6.7. Furnish Information. Each Holder shall furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation by or under any applicable statute or regulation.

          6.8. Obligation to Exercise. The granting of an Option under the Plan shall impose no obligation upon the Holder to exercise it or any part of it.

          6.9. Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee shall deem advisable.

SECTION 7.            Remedies and Specific Performance.

          7.1. Remedies. The Corporation shall be entitled to recover from a Holder reasonable attorneys' fees incurred in connection with the enforcement of the terms and provisions of the Plan and any Agreement, whether by an action to enforce specific performance, or an action for damages for its breach or otherwise.


          7.2. Specific Performance. The Corporation shall be entitled to enforce the terms and provisions of this Section, including the remedy of specific performance, in Dallas County, Texas.

SECTION 8.            Duration of Plan.

          No Options may be granted under the Plan after the expiration of the Director Plan.

SECTION 9.            Amendment of Plan.

          For purposes of complying with changes in the Code or ERISA, the Board of Directors may amend, modify, suspend or terminate the Plan at any time. For purposes of meeting or addressing any other changes in legal requirements or any other purpose, the Board of Directors may amend, modify, suspend or terminate the Plan. No Option may be granted during any suspension of the Plan or after the Plan has been terminated, and no amendment, suspension or termination shall, without a Holder's consent, alter or impair, other than as provided in the Plan and the Holder's Agreement, any of the rights or obligations under any Option previously granted to such Holder under the Plan.

SECTION 10.           General.

          10.1. Application of Funds. The proceeds received by the Corporation from the sale of shares pursuant to Options shall be used for general corporate purposes.

          10.2. Right to Terminate Director Status. Nothing contained in the Plan, or in any Agreement, shall confer upon any Holder the right to continue as a director of the Corporation, or interfere in any way with the rights to terminate his status as a director.

          10.3. No Liability for Good Faith Determinations. Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission, or determination taken or made in good faith with respect to the Plan or any Option granted under it, and members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit (provided such settlement is approved by independent legal counsel selected by the Corporation) and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising from such claim, loss, damage, or expense to the full extent permitted by law and under any directors' and officers' liability or similar insurance coverage that may from time to time be in effect.

          10.4. Information Confidential. As partial consideration for the granting of each Option under the Plan, the Agreement may, in the Committee's sole and absolute discretion, provide that the Holder shall agree with the Corporation that he will keep confidential all information and knowledge that he has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration such breach, in determining whether to recommend the grant of any future Option to such Holder, as a factor militating against the advisability of granting any such future Option to such individual.

          10.5. Other Benefits. The Options granted under this Plan shall be in addition to regular directors' fees and other benefits granted with respect to the position of a member of the Board of Directors. Neither the Plan nor any Option granted under the Plan shall confer upon any person a right to serve as a member of the Board of Directors.

          10.6. Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his legal representative, heir, legatee, or distributee, in accordance with the provisions of the Plan, shall, to the extent thereof, be in full satisfaction of all claims of such persons under the Plan. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, to execute a release and receipt for such payment in such form as it shall determine.

          10.7. No Guarantee of Interests. Neither the Committee nor the Corporation guarantees the Stock from loss or depreciation.

          10.8. Payment of Expenses. All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by the Corporation or its Affiliates; provided, however, the Corporation or an Affiliate may recover any and all damages, fees, expenses and costs arising out of any actions taken by the Corporation or an Affiliate to enforce its rights under the Plan.

          10.9. Corporation Records. Records of the Corporation or its Affiliates regarding the Holder's period of service, termination of service and the reason for such termination, and other matters shall be conclusive for all purposes under the Plan, unless determined by the Committee to be incorrect.

          10.10. Information. The Corporation and its Affiliates shall, upon request or as may be specifically required under the Plan, furnish or cause to be furnished all of the information or documentation that is necessary or required by the Committee to perform its duties and functions under the Plan.

          10.11. No Liability of Corporation. The Corporation assumes no obligation or responsibility to the Holder or his legal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

          10.12. Corporation Action. Any action required of the Corporation relating to the Plan shall be by resolution of its Board of Directors, Compensation Committee of the Board of Directors or by a person authorized to act by resolution of the Board of Directors or such Compensation Committee.

          10.13. Severability. If any provision of this Plan is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions of the Plan, but such provision shall be fully severable, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included in the Plan.

          10.14. Notices. Whenever any notice is required or permitted under the Plan, such notice must be in writing and personally delivered or sent by mail or by a nationally recognized courier service. Any notice required or permitted to be delivered under this Agreement shall be deemed to be delivered on the date on which it is personally delivered, or, if mailed, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has previously specified by written notice delivered in accordance with this Paragraph or, if by courier, twenty-four (24) hours after it is sent, addressed as described in this Paragraph. The Corporation or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had previously specified for receiving notices. Until changed in accordance with the Plan, the Corporation and each Holder shall specify as its and his address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

          10.15. Waiver of Notice. Any person entitled to notice under the Plan may waive such notice.

          10.16. Successors. The Plan shall be binding upon the Holder, his legal representatives, heirs, legatees and distributees, upon the Corporation, its successors, and assigns, and upon the Committee, and its successors.

          10.17. Headings. The titles and headings of Sections and Paragraphs are included for convenience of reference only and are not to be considered in construction of the Plan's provisions.

          10.18. Governing Law. All questions arising with respect to the provisions of the Plan shall be determined by application of the laws of the State of Texas except to the extent Texas law is preempted by federal law or Delaware corporate law that is controlling. Questions arising with respect to the provisions of an Agreement that are matters of contract law shall be governed by the laws of the state specified in the Agreement, except to the extent preempted by federal law and except to the extent that Delaware corporate law conflicts with the contract law of such state, in which event Delaware corporate law shall govern. The obligation of the Corporation to sell and deliver Stock under the Plan is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

          10.19. Word Usage. Words used in the masculine shall apply to the feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

         The Plan shall take effect on January 10, 1996, the date it was adopted by the Board of Directors.

          IN WITNESS WHEREOF, Cairn Energy USA, Inc. acting by and through its duly authorized officer, has executed this Plan on this the 10th day of January, 1996.

                             CAIRN ENERGY USA, INC.



                             By: /s/ Susan H. Rader
                                --------------------------------------
                                Susan H. Rader, Secretary

                                  EXHIBIT 10.16

                             CAIRN ENERGY USA, INC.
                       NONSTATUTORY STOCK OPTION AGREEMENT


         THIS AGREEMENT is made and entered into as of this 10th day of January, 1996, between Cairn Energy USA, Inc., a Delaware corporation (the "Corporation"), and William B.B. Gammell (the "Holder") in connection with the grant of a Nonstatutory Option (defined below) under the Cairn Energy USA, Inc. Separate PLC Stock Option Plan (the "Plan").


                              W I T N E S S E T H:

          WHEREAS, the Holder is a director of the Corporation and is not an employee of the Corporation or one of its Affiliates (defined below);

          WHEREAS, the Holder is not entitled to receive any Options under the Directors Plan;

         WHEREAS, the Corporation desires to encourage the Holder to own Stock (defined below) and to give him added incentive to advance the interests of the Corporation through the Plan; and

         WHEREAS, the Corporation desires to grant the Holder a Nonstatutory Option to purchase shares of Stock of the Corporation under terms and conditions established by the Plan.

         NOW, THEREFORE, in consideration of these premises, the parties agree that the following shall constitute the Agreement between the Corporation and the Holder:

          1. Definitions. For purposes of this Agreement, defined terms shall have the meanings given to them by the Plan except as specified below:

          1.1   "Agreement"   shall  mean  this  document  as  executed  by  the
Corporation and the Holder, and as it may be subsequently amended.

          1.2 "Code" shall mean the Internal Revenue Code of 1986, as amended.

          1.3 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar or superseding statute or statutes.

          1.4 "Nonstatutory Option" and "Option" shall mean a stock option granted pursuant to this Agreement that does not satisfy the requirements of section 422 of the Code.

          1.5. "Permitted Transferee" shall mean Cairn Energy PLC or an affiliate of Cairn Energy PLC. The term affiliate for purposes of the definition of Permitted Transferee shall mean a person or entity that directly, or indirectly through one or more intermediaries, controls or is under common control with, Cairn Energy PLC.

          1.6 "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar or superseding statute or statutes.

          2. Grant of Nonstatutory Option. Subject to the terms and conditions set forth in this Agreement, the Corporation grants to the Holder a Nonstatutory Option to purchase from the Corporation during the period ending sixty (60) calendar months from the date of this Agreement 10,000 shares of Stock at a price of $10.00 per share, subject to adjustment, if any, as provided in this Agreement. This Nonstatutory Option is exercisable with respect to all of the shares of Stock subject to the Option only after the six month anniversary of the date this Option is granted.

          3. Notice of Exercise. This Nonstatutory Option may be exercised in whole or in part, from time to time, in accordance with Paragraph 2, by written notice to the Corporation at the address provided in this Agreement, which notice shall:

          (a) specify the number of whole shares of Stock to be purchased and the exercise price to be paid for such shares;

          (b) if the person exercising this Nonstatutory Option is not the Holder himself, contain or be accompanied by evidence satisfactory to the Committee of such person's right to exercise this Nonstatutory Option; and

          (c) be accompanied by payment in full of the purchase price in the form of cash, a certified or cashier's check to the order of the Corporation or a wire transfer of immediately available funds.

         This Option may be exercised only in increments at least equal to the lesser of one hundred (100) shares or ten percent (10%) of the number of whole shares as to which it is exercisable.

         4. Investment Letter. The Holder agrees that the shares of Stock acquired on exercise of this Nonstatutory Option shall be acquired for his own account for investment only and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act or other applicable securities laws. If the Committee so determines, any Stock certificates issued upon exercise of this Nonstatutory Option shall bear a legend to the effect that the shares have been so acquired. The Corporation may, but in no event shall be required to, file a registration statement with respect to the Options or any shares of Stock acquired upon exercise of the Options or otherwise bear any expenses of complying with the Securities Act, other applicable securities laws or the rules and regulations of any national securities exchange or other regulatory authority in connection with the registration, qualification, or transfer, as the case may be, of this Nonstatutory Option or any shares of Stock acquired upon the exercise of this Nonstatutory Option. The foregoing restrictions on the transfer of the shares of Stock shall be inoperative if (a) the Corporation previously shall have been furnished with an opinion of counsel, satisfactory to it, to the effect that such transfer will not involve any violation of the Securities Act or other applicable securities laws, or (b) the shares of Stock shall have been duly registered in compliance with the Securities Act and other applicable securities laws.

         5. Transfer and Exercise of Nonstatutory Option. This Nonstatutory Option shall not be transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder; provided, however, that Holder shall be permitted to assign its rights to the Option to a Permitted Transferee. No assignment or transfer of this Nonstatutory Option, whether voluntary or involuntary, by operation of law or otherwise, except a transfer by will or the laws of descent or distribution, pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder, or to a Permitted Transferee shall vest in the assignee or transferee any interest or right whatsoever in this Nonstatutory Option.

         During the Holder's lifetime, this Nonstatutory Option may be exercised only by him, his guardian or his legal representative or a Permitted Transferee.

         6. Status of Holder. The Holder shall not be deemed a stockholder of the Corporation with respect to any of the shares of Stock subject to this Nonstatutory Option, except to the extent that such shares shall have been purchased and transferred to him. The Corporation shall not be required to issue or transfer any certificates for shares of Stock purchased upon exercise of this Nonstatutory Option until all applicable requirements of law have been satisfied and, if applicable, such shares shall have been duly listed on any securities exchange on which the Stock may then be listed.

         7. No Effect on Capital Structure. This Nonstatutory Option shall not affect the right of the Corporation or any Affiliate to reclassify, recapitalize or otherwise change its capital or debt structure or to merge, consolidate, convey any or all of its assets, dissolve, liquidate, windup, or otherwise reorganize.

          8. Expiration of Nonstatutory Option. This Option shall expire only upon the earlier of the date it is completely exercised or the Option's expiration date as determined under Paragraph 2.

          9. Committee Authority. Any question concerning the interpretation of this Agreement, any adjustments required to be made under this Agreement, and any controversy which may arise under this Agreement shall be determined by the Committee in its sole discretion.

         10. Plan Controls. The terms of this Agreement are governed by the terms of the Plan, a copy of which is attached as Exhibit A and made a part of this Agreement as if fully set forth in this Agreement, and in the case of any inconsistency between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

         11. Notice. Whenever any notice is required or permitted under this Agreement, such notice must be in writing and personally delivered, telecopied (if confirmed) or sent by mail. Any notice required or permitted to be delivered under this Agreement shall be deemed to be delivered on the date which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has previously specified by written notice delivered in accordance with this Agreement. The Corporation or Holder may change, at any time and from time to time, by written notice to the other, the address previously specified for receiving notices. Until changed in accordance with this Agreement, the Corporation and the Holder specify their respective addresses as set forth below:

         Corporation:                   Cairn Energy USA, Inc.
                                        8235 Douglas Avenue, Suite 1221
                                        Dallas, Texas 75225
                                        Attention: Michael R. Gilbert, President

         Holder:                        William B.B. Gammell
                                        Cairn Energy PLC
                                        Cairn House
                                        61 Dublin Street
                                        Edinburgh, Scotland EH3 6NL

         12. Information Confidential. As partial consideration for the granting of this Nonstatutory Option, the Holder agrees that he will keep confidential all information and knowledge that he has relating to the manner and amount of participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan.

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed and the Holder has executed this Agreement on the day and year first above written.

                                                     "CORPORATION"

                                                     CAIRN ENERGY USA, INC.



                                                     By:________________________
                                                     Title:_____________________


                                                     "HOLDER"



                                                     ___________________________
                                                     William B.B. Gammell

                                  EXHIBIT 10.17

                  FIRST AMENDMENT TO FIRST AMENDED AND RESTATED
                                CREDIT AGREEMENT

          THIS FIRST AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made as of the 12th day of December, 1995, by and among CAIRN ENERGY USA, INC., a Delaware corporation ("Borrower"), INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL CORPORATION, as agent ("Agent"), and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL CORPORATION and MEESPIERSON N.V., as lenders ("Lenders").

                                R E C I T A L S:


         Borrower, Agent and Lenders entered into that certain First Amended and Restated Credit Agreement dated as of December 20, 1994 (the "Original Agreement"), for the purposes and consideration therein expressed, pursuant to which Lenders made and became obligated to make loans to Borrower as therein provided; and Borrower, Agent and Lenders desire to amend the Original Agreement as provided herein.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement, in consideration of the loans which may hereafter be made by Lenders to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

                     ARTICLE I - Definitions and References

         1.1 Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment, and the following terms when used in this Amendment shall have the following meanings:

          "Amendment/Allonge" has the meaning given it in Section 3.1(h) hereof.

          "Amendment" means this First Amendment to First Amended and Restated Credit Agreement.

          "Credit Agreement" means the Original Agreement as amended hereby.


                  ARTICLE II - Amendments to Original Agreement

          2.1 Amendment to Defined Terms. The definition of "Commitment Period" set forth in Section 1.1 of the Original Agreement is hereby amended in its entirety to read as follows:

                  "Commitment Period" means the period from and including December 20, 1994 until and including March 31, 1997 (or, if earlier, the day on which the Notes first become due and payable in full).

          2.2 Amendment to Regular Payments. Section 2.8 of the Original Agreement is hereby amended in its entirety to read as follows:

         Section 2.8 Regular Payments. Borrower will pay interest on the Loans as specified in the Notes. Borrower will repay the aggregate principal amount of the Loans outstanding on the last day of the Commitment Period in eleven (11) quarterly installments, on the last day of each March, June, September and December, beginning June 30, 1997. Each of the first three (3) such installments shall be in an amount equal to twelve and fifty-nine hundredths percent (12.59%) of the aggregate unpaid principal balance of the Loans at the end of the Commitment Period; each of the next four (4) such installments shall be in an amount equal to eight and three hundred thirty-three thousandths percent (8.333%) of the aggregate unpaid principal balance of the Loans at the end of the Commitment Period; each of the next three (3) such installments shall be in an amount equal to seven and two hundred twenty-two thousandths percent (7.222%) of the aggregate unpaid principal balance of the Loans at the end of the Commitment Period; and the last such installment shall be in an amount equal to seven and two hundred twenty-three thousandths percent (7.223%) of the aggregate unpaid principal balance of the Loans at the end of the Commitment Period. Such amounts shall be rounded upwards to the nearest $1,000. Agent shall determine the amount of each such principal installment, which amount shall be conclusive, absent manifest error.

          2.3 Hedging Contracts. The first clause of Section 5.2(c)(i) of the Original Agreement is hereby amended as follows:

                  (i)  contracts  entered  into with the  purpose  and effect of fixing prices on oil or gas expected to be produced by the Related Persons, provided that at all times: (1) no such contract fixes a price for a term of more than twelve (12) months; (2) the aggregate monthly production covered by all such contracts (determined, in the case of contracts that are not settled on a monthly basis, by a monthly proration acceptable to Agent) for any single month does not in the aggregate exceed seventy-five percent (75%) of the Related Persons' aggregate Projected Oil and Gas Production anticipated to be sold in the ordinary course of the Related Persons' businesses for such month,
         (3) no such contract [other than gas commodities futures contracts through INDC as broker; provided that the aggregate monthly production covered by such contract (determined, in the case of contracts that are not settled on a monthly basis, by a monthly proration acceptable to Agent) for any single month does not in the aggregate exceed thirty percent (30%) of Borrower's aggregate Projected Oil and Gas Production anticipated to be sold in the ordinary course of Borrower's business for such month] requires any Related Person to put up money, assets, letters of credit or other security against the event of its nonperformance prior to actual default by such Related Person in performing its obligations thereunder, and (4) each such contract is with a counterparty or has a guarantor of the obligation of the counterparty who (unless such counterparty is a Lender or one of its Affiliates) at the time the contract is made has long-term obligations rated BB+ or Bal or better, respectively, by either Rating Agency.

         2.4 Borrowing Base. As contemplated in and pursuant to Section 2.11 of the Credit Agreement, Agent hereby designates the new Borrowing Base under the Credit Agreement as $45,000,000, effective as of the date hereof and continuing until but not including the next date as of which the Borrowing Base is redetermined.


                    ARTICLE III - Conditions of Effectiveness

         3.1 Effective Date. This Amendment shall become effective as of the date first above written when (i) Lender shall have received this Amendment at Lender's office duly authorized, executed and delivered by Borrower, (ii) Borrower shall have issued and delivered to each Lender an Amendment and Allonge (each an "Amendment/Allonge") to each Note in the form attached hereto as Attachment 1, duly executed on behalf of Borrower, (iii) Borrower shall have paid to Agent (A) an agency fee for its own account in the amount of $5,000, and
(B) an  extension  fee in the amount of $25,000 for the account of Lenders,  and
(iv) Lender shall have additionally received all of the following documents each being duly authorized, executed and delivered, and in form and substance satisfactory to Lender:

                  (a) Opinion of Counsel for Borrower. A written opinion of Jenkens & Gilchrist, a Professional Corporation, counsel for Borrower, dated as of the date of this Amendment, addressed to Agent and Lenders, to the effect that this Amendment and each Amendment/Allonge have been duly authorized, executed and delivered by Borrower and that the Credit Agreement and the Note and each Amendment/Allonge constitute the legal, valid and binding obligations of Borrower, enforceable in accordance with their terms (subject, as to enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws and to general principles of equity).

                  (b) Omnibus Certificate. An Omnibus Certificate of the Secretary and of the Chairman of the Board or President of Borrower of even date with this Amendment, which shall contain the names and signatures of the officers authorized to execute this Amendment and each Amendment/Allonge and which shall certify to the truth, correctness and completeness of. (i) all of the exhibits attached to that certain Omnibus Certificate dated as of December 20, 1994, made by such officers of Borrower, and (ii) a copy of resolutions duly adopted by the Board of Directors of Borrower and in full force and effect at the time this Amendment is entered into, authorizing the execution of this Amendment and each Amendment/Allonge.

                  (c) Compliance Certificate. A Compliance Certificate of the Chief Financial Officer of Borrower, of even date with this Amendment, in which such officer shall certify, to the best of his knowledge and belief after due inquiry, to the satisfaction of the conditions set out in subsections (a) through (d), inclusive, of Section 3.2 of the Original Agreement as of the date hereof.

             ARTICLE IV - Representations, Warranties and Covenants

          4.1 Representations, Warranties and Covenants of Borrower. In order to induce Agent and Lenders to enter into this Amendment, Borrower represents, warrants and covenants to Agent and each Lender that:

                  (a) The  representations  and warranties  contained in Section
         4.1 of the Original Agreement are true and correct at and as of the time of the effectiveness hereof, except to the extent that such representations and warranties are made in the Original Agreement only in reference to a specific date and except to the extent that the facts upon which such representations are based have been changed by the extension of credit under the Credit Agreement.

                  (b) Borrower is duly authorized to execute and deliver this Amendment and,each Amendment/Allonge and is and will continue to be duly authorized to borrow and to perform its obligations under the Credit Agreement. Borrower has duly taken all corporate action necessary to authorize the execution and delivery of this Amendment and each Amendment/Allonge and to authorize the performance of the obligations hereunder and thereunder.

                  (c) The execution and delivery by Borrower of this Amendment and each Amendment/Allonge and the performance by it of its obligations hereunder and under the Credit Agreement and the consummation of the transactions contemplated hereby and thereby do not and will not conflict with any provision of law, statute, rule or regulation or of the articles of incorporation or bylaws of Borrower or of any material agreement, judgment, license, order or permit applicable to or binding upon Borrower or result in the creation of any lien, charge or encumbrance upon any assets or properties of Borrower, except as expressly contemplated in the Loan Documents. Except for those which have been duly obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by Borrower of this Amendment and each Amendment/Allonge or to consummate the transactions contemplated hereby and thereby.

                  (d) When this Amendment is duly executed and delivered, each of this Amendment, the Credit Agreement and each Amendment/Allonge will be a legal and binding instrument and agreement of Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency and similar laws and by general principles of equity.

                  (e) The audited annual Consolidated financial statements of Borrower dated as of December 31, 1994 and the unaudited quarterly Consolidated financial statements of Borrower dated as of September 30, 1995 fairly present the Consolidated financial position at such dates and the Consolidated statement of operations and cash flows for the periods ending on such dates for Borrower. Copies of such financial statements have heretofore been delivered to Lender. Since September 30, 1995, no material adverse change has occurred in the financial condition or businesses or in the Consolidated financial condition or businesses of Borrower.


                            ARTICLE V - Miscellaneous

         5.1 Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. The Loan Documents, as they may be amended or affected by this Amendment and each Amendment/Allonge, are hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to refer to this Amendment also and any reference in any Loan Document to any other document or instrument amended, renewed, extended or otherwise affected by this Amendment or each Amendment/Allonge shall also refer to such Amendment and each Amendment/Allonge. Any reference to any Note in any other Loan Document shall be deemed to be a reference to such Note and the Amendment/Allonge to such Note issued and delivered pursuant to this Amendment. The execution, delivery and effectiveness of this Amendment and each Amendment/Allonge shall not operate as a waiver of any right, power or remedy of Agent or any Lender under the Credit Agreement or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement or any other Loan Document.

         5.2 Survival of Agreements. All representations, warranties, covenants and agreements of Borrower herein shall survive the execution and delivery of this Amendment and the performance hereof and the issuance and delivery of each Amendment/Allonge, including without limitation the making or granting of the Loans, and shall further survive until all of the Obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by Borrower hereunder or under the Credit Agreement to Agent or any Lender shall be deemed to constitute representations and warranties by, or agreements and covenants of, Borrower under this Amendment and under the Credit Agreement.

         5.3 Protection of Security Interests and Liens. Borrower agrees to deliver to Agent within fifteen days after request any amendments or supplements to any Security Documents, properly completed and executed (and acknowledged when required) by Borrower, in form and substance satisfactory to Agent, which Agent reasonably requests for the purpose of perfecting, confirming, or protecting any Liens or other rights in Collateral securing any Obligations in connection with the extension of the maturity date of the Notes as provided herein and in the Amendment/Allonges thereto.

          5.4 Loan Documents. This Amendment and the Amendment/Allonges are each Loan Documents, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto and thereto.

          5.5 GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA IN ALL RESPECTS, INCLUDING CONSTRUCTION, VALIDITY AND PERFORMANCE.

         5.6 Counterparts. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment.

         IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

                                            CAIRN ENERGY USA, INC.


                                            By:/s/ J. Munro M. Sutherland
                                               ---------------------------------
                                                   J. Munro M. Sutherland
                                                    Senior Vice President


                                            INTERNATIONALE NEDERLANDEN
                                            (U.S.) CAPITAL CORPORATION


                                            By:/s/ Trond O. Rokholt
                                               ---------------------------------
                                                     Trond O. Rokholt
                                                      Vice President


                                            MEESPIERSON N.V.



                                            By:/s/ Karel Louman
                                               ---------------------------------
                                                          Karel Louman
                                                  Vice President & Manager

                                  EXHIBIT 10.18

SECOND AMENDMENT TO FIRST AMENDED AND RESTATED
CREDIT AGREEMENT


     THIS SECOND AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made as of the 15th day of January, 1996, by and among CAIRN ENERGY USA, INC, a Delaware corporation ("Borrower"), INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL CORPORATION, as agent ("Agent") and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL CORPORATION and MEESPIERSON N.V., as lenders ("Lenders").

                                R E C I T A L S:


     Borrower, Agent and Lenders entered into that certain First Amended and Restated Credit Agreement dated as of December 20, 1994, as amended by a First Amendment to First Amended and Restated Credit Agreement dated December 12, 1995 (the "Original Agreement"), for the purposes and consideration therein expressed, pursuant to which Lenders made and became obligated to make loans to Borrower as therein provided; and Borrower, Agent and Lenders desire to amend the Original Agreement as provided herein.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement; in consideration of the loans which may hereafter be made by Lenders to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:


                     ARTICLE I - Definitions and References

     1.1 Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment, and the following terms when used in this Amendment shall have the following meanings:

     "Amendment" means this Second Amendment to First Amended and Restated Credit Agreement.

     "Credit Agreement" means the Original Agreement as amended hereby.


                  ARTICLE II - Amendments to Original Agreement

     2.1 Amendments to Defined Terms. The definitions of "Agent," "Loan Documents," "Obligations" and "Percentage Share" set forth in Section 1.1 of the Original Agreement are hereby amended in their entirety to read as follows:

                  "Agent" means Internationale Nederlanden (U.S.) Capital Corporation, as Agent hereunder (including its capacity as the issuer of Letters of Credit hereunder), and its successors in such capacity.

                  "Loan Documents" means this Agreement, the Notes, the LC Applications, the Letters of Credit, the Security Documents, and all other agreements; certificates, documents, instruments and writings at any time delivered in connection herewith or therewith (exclusive of term sheets, commitment letters, correspondence and similar documents used in the negotiation hereof).

                  "Obligations" means all Debt from time to time owing by any of the Related Persons to Agent or any Lender under or pursuant to any of the Loom Documents, including all LC Obligations. "Obligation" means any part of the Obligations.

                  "Percentage Share" means, with respect to any Lender (a) when used in Sections 2.1 or 2.5, in any Request for Advance or when no Loans or LC Obligations are outstanding hereunder, the percentage set forth opposite such Lender's name on the signature pages of this Agreement, and (b) when used otherwise, the percentage obtained by dividing (j) the sum of the unpaid principal balance of such Lender's Loan at the time in question plus the Matured LC Obligations which such Lender has funded pursuant to Section 2A.3(c) plus the portion of the Maximum Drawing Amount which such Lender might be obligated to fund under Section

         2A.3(c), by (ii) the sum of the aggregate unpaid principal balance of all Loans at such time plus the aggregate amount of LC Obligations outstanding at such time.

     Section 1.1 of the Original Agreement is hereby amended by adding the following definitions of TC Application", "LC Collateral", "LC Obligations", "LC Rate", "Letter of Credit," "Matured LC Obligations" and "Maximum Drawing Amount":

                  "LC Application" means any application for a commercial letter of credit hereafter made by Borrower to Agent.

                  "LC Collateral" has the meaning given it in Section 2A.6.

                  "LC Obligations" means at the time in question, the sum of the Matured LC Obligations plus the Maximum Drawing Amount.

                  "LC Rate" has the meaning given it in Section 2A.4(c).

                  "Letter of Credit" means any commercial letter of credit issued by Agent at the application of Borrower.

                  "Matured LC Obligations" means at amounts paid by Agent on drafts or demands for payment drawn or made under or purported to be under any Letter of Credit (or under or in connection with any LC Application) which have not been repaid to Agent by Borrower (with the proceeds of an Advance or otherwise).

                  "Maximum Drawing Amount" means at the time in question the sum of the maximum amounts which Agent might then or thereafter be called upon to advance under all Letters of Credit then outstanding.

     2.2 Advances. The first sentence of Section 2.1 of the Original Agreement is hereby amended in its entirety to read as follows:

                  Section 2.1. Advances. Subject to the terms and conditions hereof each Lender agrees to make advances to Borrower (herein called such Lender's "Advances") upon request from time to time during the Commitment Period so long as (a) each Advance by such Lender does not exceed such Lender's Percentage Share of the aggregate amount of Advances then requested from all Lenders, and (b) the sum of (i) the aggregate amount of such Under's Advances outstanding at any time, plus
         (ii) the Maximum Drawing Amount for which such Lender is liable to purchase participations under Section 2A.3(c), plus (iii) the Matured LC Obligations which have been funded by such Lender under such section, does not exceed such Lender's Percentage Share of the Borrowing Base determined as of the date on which the requested Advance is to be made, and (c) the aggregate amount of all Advances plus all LC Obligations does not exceed the Borrowing Base.

     2.3 Use of Proceeds. The first sentence of Section 2.3 of the Original Agreement is hereby amended in its entirety to read as follows:

                  Section 2.3. Use of Proceeds. Borrower shall use all funds from all Advances to provide funds for (i) acquisitions of oil and gas reserves, (ii) exploratory drilling and developmental drilling with respect to oil and gas properties owned as of December 1, 1994, (iii) up to $10,000,000 for exploration and development expenses in respect to oil and gas properties acquired after December 1, 1994, (iv) refinancing its Matured LC Obligations and (v) for general corporate purposes; Borrower shall use all Letters of Credit for its general corporate purposes.

         The reference to "any Advance" in the second sentence of Section 2.3 of the Original Agreement is hereby amended to refer instead to "any Advance or any Letter of Credit".

     2.4 Commitment Fees. The first sentence of Section 2.5 of the Original Agreement is hereby amended in its entirety to read as follows:

                  Section 2.5. Commitment Fees. In consideration of each Lender's commitment to make Advances, Borrower will pay to Agent for the account of each Lender a commitment fee determined on a daily basis by applying a rate of one-half of one percent (0.5%) per annum. to such Lenders Percentage Share of the unused portion of the Borrowing Base on each day during the Commitment Period, determined for each such day by deducting from the amount of the Borrowing Base at the end of such day the sum of (i) the aggregate unpaid principal balance of the Loans at the end of such day plus (ii) the amount of all LC Obligations out-standing at the end of such day.

     2.5  Mandatory  Prepayments.  The first  clause of the  first  sentence  of
Section 2.7(a) of the Original Agreement is hereby amended in its entirety to read as follows:

                  Section 2.7. Mandatory Prepayments. (a) If the aggregate unpaid principal balance of the Loans plus the aggregate amount of outstanding LC Obligations ever exceeds the Borrowing Base, Borrower shall, within thirty (30) Business Days after Agent gives notice of such fact to Borrower, either

     2.6 Payments to Lenders. The last sentence of Section 2.9 of the Original Agreement is hereby amended in its entirety to read as follows:

         All distributions of amounts described in any of subsections (b) or (c) above shall be made by Agent pro rata to Agent and each Lender then owed Obligations described in such subsection in proportion to all amounts owed to Agent and all Lenders which are described in such subsection; provided that if any Lender then owes payments to Agent for the purchase of a participation under Section 2A.6(a) hereof, any amounts otherwise distributable under this section to such Lender shall be deemed to belong to Agent, to the extent of such unpaid payments, and Agent shall apply such amounts to make such unpaid payments rather than distribute such amounts to such Lender.

     2.7 Capital Reimbursement. The reference to "the face amount of such Lender's. Loan or commitments under this Agreement" contained in the last sentence of Section 2.13 of the Original Agreement is hereby amended to refer instead to "the face amount of such Lender's Loan, such Lender's reimbursement obligations to Agent pursuant to Section 2A.3(c) regarding Letters of Credit, or any other commitments of such Lender under this Agreement".

     2.8  Increased   Cost  of  Fixed  Rate  Portions  and  Letters  of  Credit.
Subsections (a), (b) and (c) of Section 2.14 of the Original Agreement are hereby amended in their entirety to read as follows:

                  (a) shall change the basis of taxation of payments to any Lender of any principal, interest, or other amounts attributable to any Fixed Rate Portion or otherwise due under this Agreement in respect of any Fixed Rate Portion or any Letter of Credit (other than taxes imposed on the overall net income of such Lender or any lending office of such Under by any jurisdiction in which such Lender or any such lending office is located); or

                  (b) shall change, impose, modify, apply or deem applicable any reserve, special deposit or similar requirements in respect of any Fixed Rate Portion of any Lender or any Letter of Credit (excluding those for which such Lander is fully compensated pursuant to adjustments made in the definition of Fixed Rate) or against assets of, deposits with or for the account of or credit extended by, such Lender, or

                  (c) shall impose on any Lender or the interbank eurocurrency deposit market any other condition affecting any Fixed Rate Portion or Letter of Credit; the result of which is to increase the cost to any Lender of funding or maintaining any Fixed Rate Portion or of issuing any Letter or Credit or to reduce the amount of any sum receivable by any Under in respect of any Fixed Rate Portion or Letter of Credit by an amount deemed by such Lender to be material,

     2.9 Availability. The reference to "(i.e. 'eurodollars')" in clause (a) of the first sentence of Section 2.15 is hereby amended to refer instead to "(i.e. 'eurodollars') or to issue Letters of Credit," and the reference to "Borrower's right to elect Fixed Rate Portions" immediately following clause (c) of the flat sentence of Section 2.15 is hereby amended to refer instead to "Borrower's right to elect Fixed Rate Portions or to apply for Letters of Credit".

     2.10 Reimbursable Taxes. The reference to "Fixed Rate Portions" at the end of the first sentence of clause (a) of Section 2.17 of the Original Agreement is hereby amended to refer instead to "Fixed Rate Portions or Letters of Credit."

     2.11 Letters of Credit. The Original Agreement is hereby amended by adding a new Article Two-A, to read as follows:

                       ARTICLE TWO-A -- LETTERS OF CREDIT

                  Section 2A.1. Letters of Credit. Subject to the terms and conditions hereof Borrower may during the Commitment Period request Agent to issue one or more Letters of Credit, provided that, after taking such Letter of Credit into account:

                           (a) the sum of the aggregate amount of Advances outstanding at such time plus the aggregate amount of LC
                  Obligations at such time, does not exceed the Borrowing Base at such time; and

                           (b) the aggregate amount of LC Obligations at such time does not exceed $5,000,000; and

                           (c) the expiration date of such Letter of Credit is prior to the end of the Commitment Period.

         and further provided that:

                           (d) such Letter of Credit is to be used for general corporate purposes of Borrower;

                           (e) such Letter of Credit is not directly or indirectly used to assure payment of or otherwise support any Person's Restricted Debt;

                           (f) the  issuance of such Letter of Credit will be in
                  compliance with all applicable governmental restrictions, policies, and guidelines and will not subject Agent to any cost not fully reimbursable by Borrower pursuant to the terms of this Agreement or otherwise anticipated on the date hereof;

                           (g) the form and terms of such Letter of Credit are acceptable to Agent in its sole and absolute discretion; and

                           (h) all other conditions in this Agreement to the issuance of such Letter of Credit have been satisfied.

         Agent will honor any such request ff the foregoing conditions (a) through (h) (in the following Section 2A.2 called the `LC Conditions") have been met as of the date of issuance of such Letter of Credit. Agent may, with the written consent of each Lender, choose to honor any such request for any other Letter of Credit but has no obligation to do so and may refuse to issue any other requested Letter of Credit for any reason which Agent in its sole discretion deems relevant.

                  Section 2A.2. Requesting Letters of Credit. Borrower must make written application for any Letter of Credit at least three Business Days before the date on which Borrower desires for Agent to issue such Letter of Credit, By making any such written application Borrower shall be deemed to have represented and warranted that the LC Conditions described in Section 2A.1 and the conditions precedent set forth in
         Section 3.2 will be, met as of the date of issuance of such Letter of Credit. Each such written application for a commercial Letter of Credit must be made in writing in the form and substance of Exhibit F, the terms and provisions of which are hereby incorporated herein by reference (or in such other form as may mutually be agreed upon by Agent and Borrower), Three Business Days after the LC Conditions for a Letter of Credit have been met as described in Section 2A.1 (or if Agent otherwise desires to issue such Letter of Credit), Agent will issue such Letter of Credit at Agent's office in New York, New York. If any provisions of any LC Application conflict with any provisions of this Agreement, the provisions of this Agreement shall govern and control.

                  Section 2A.3.     Reimbursement and Participations.

                  (a) Reimbursement by Borrower. Each Matured LC Obligation shall constitute a loan by Agent to Borrower. Borrower promises to pay to Agent, or to Agent's order, on demand, the full amount of each Matured LC Obligation, together with interest thereon at the Late Payment Rate.

                  (b) Letter of Credit Advances. If the beneficiary of any Letter of Credit makes a draft or other demand for payment thereunder then Borrower may, during the interval between the making thereof and the honoring thereof by Agent, request Lenders to make Advances to Borrower in the amount of such draft or demand, which Advances shall be made concurrently with Agent's payment of such draft or demand and shall be immediately used by Agent to repay the amount of the resulting Matured LC Obligation. Such a request by Borrower shall be made in compliance with all of the provisions hereof, provided that for the purposes of Section 2A.I(a), the amount of such Advances shall be considered, but the amount of the Matured LC Obligation to be con-currently paid by such Advances shall not be considered.

                  (c) Participation by Lenders. Agent irrevocably agrees to grant and hereby grants to each Lender, and -- to induce Agent to issue Letters of Credit hereunder -- each Lender irrevocably agrees to accept and purchase and hereby accepts and purchases from Agent, on the terms and conditions hereinafter stated and for such Under's own account and risk an undivided interest equal to such Lender's Percentage Share of Agent's obligations and rights under each Letter of Credit issued hereunder and the amount of each Matured LC Obligation paid by Agent thereunder. Each Lender unconditionally and irrevocably agrees with Agent that, if a Matured LC Obligation is paid under any Letter of Credit for which Agent is not reimbursed in full by Borrower in accordance 'With the terms of this Agreement and the related LC Application (including any reimbursement by means of concurrent Advances or by the application of LC Collateral), such Lender shall (in all circumstances and without set-off or counterclaim) pay to Agent on demand, in immediately available funds at Agent's address for notices hereunder, such Lender's Percentage Share of such Matured LC Obligation (or any portion thereof which has not been reimbursed by Borrower). Each Lender's obligation to pay Agent pursuant to the terms of this subsection is irrevocable and unconditional, except to the extent Agent is not entitled to reimbursement due to its own individual gross negligence or willful misconduct, as determined in a final judgment. If any amount required to be paid by any Lender to Agent pursuant to this subsection is paid by such Lender to Agent within three Business Days after the date such payment is due, Agent shag in addition to such amount be entitled to recover from such Lender, on demand, interest thereon calculated from such due date at the Base Rate. If any amount required to be paid by any Lender to Agent pursuant to this subsection is not paid by such Lender to Agent within three Business Days after the date such payment is due, Agent shall in addition to such amount be entitled to recover from such Lender, on demand, interest thereon calculated from such due date at the Late Payment Rate.

                  (d) Distributions to Participants. Whenever Agent has in accordance with this section received from any Lender payment of such Under's Percentage Share of any Matured LC Obligation, if Agent thereafter receives any payment of such Matured LC Obligation or any payment of interest thereon (whether directly from Borrower or by application of LC Collateral or otherwise, and excluding only interest for any period prior to Agent's demand that such Lender make such payment of its Percentage Share), Agent will distribute to such Lender its Percentage Share of the amounts so received by Agent; provided, however, that if any such payment received by Agent must thereafter be returned by Agent, such Lender shall return to Agent the portion thereof which Agent has previously distributed to it.

                  (e) Calculations. A written advice setting forth in reasonable detail the amounts owing under this section, submitted by Agent to Borrower or any Lender from time to time, shall be conclusive, absent manifest error, as to the amounts thereof,

                  Section 2A.4. Letter of Credit Fees. In consideration of Agent's issuance of any Letter of Credit, Borrower agrees to pay to Agent, for the account of each Lender in accordance with such Lender's Percentage Share of the Loans, a letter of credit fee for each Commercial Letter of Credit in the amount of one and one-half percent (1.5%) per annum. Each such fee will be calculated on the face amount of such Letter of Credit and shall be payable quarterly in arrears and at the expiration or termination of such Letter of Credit.

                  Section 2A.5.     No Duty to Inquire.

                  (a) Drafts and Demands. Agent is authorized and instructed to accept and pay drafts and demands for payment under any Letter of Credit without requiring, and without responsibility for, any determination as to the existence of any event giving rise to said draft, either at the time of acceptance of payment or thereafter. Agent and Lenders are under no duty to determine the proper identity of anyone presenting such a draft or making such a demand (whether by tested telex or otherwise) as the officer, representative or agent of any beneficiary under any Letter of Credit, and payment by Agent to any such beneficiary when requested by any such purported officer, representative or agent is hereby authorized and approved. Borrower agrees to hold Agent and each Lender harmless and indemnified against any liability or claim in connection with or arising out of the subject matter of this section, WHICH INDEMNITY SHALL APPLY WHETHER OR NOT ANY SUCH LIABILITY OR CLAIM IS IN ANY WAY OR TO ANY EXTENT OWED; IN WHOLE OR IN PART, UNDER ANY CLAIM OR THEORY OF STRICT LIABILITY, OR IS CAUSED, IN WHOLE OR IN PART, BY ANY NEGLIGENT ACT OR OMISSION OF ANY KIND BY AGENT OR ANY LENDER, provided only that Agent or such Lender shall not be entitled to indemnification for that portion, if any, of any liability or claim which is proximately caused by its own individual gross negligence or willful misconduct, as determined in a final judgment.

                  (b) Extension of Maturity. If the maturity of any Letter of Credit is extended by its terms or by law or governmental action, if any extension of the maturity or time for presentation of drafts or any other modification of the terms of any Letter of Credit is made at the request of any Related Person, or if the amount of any Letter of Credit is increased at the request of any Related Person, this Agreement shall be binding upon all Related Persons with respect to such Letter of Credit as so extended, increased or otherwise modified, with respect to drafts and property covered thereby, and with respect to any action taken by Agent or any of Agent's correspondents in accordance with such extension, increase or other modification.

                  (c) Transferees of Letters of Credit. If any Letter of Credit provides that it is transferable, Agent shall have no duty to determine the proper identity of anyone appearing as transferee of such Letter of Credit, nor shall Agent be charged with responsibility of any nature or character for the validity or correctness of any transfer or successive transfers, and payment by Agent to any purported transferee or transferees as determined by Agent is hereby authorized and approved, and Borrower further agrees to hold Agent and each Lender harmless and indemnified against any liability or claim in connection with or arising out of the foregoing, WHICH INDEMNITY SHALL APPLY WHETHER OR NOT ANY SUCH LIABILITY OR CLAIM IS IN ANY WAY OR TO ANY EXTENT OWED, IN WHOLE OR IN PART, UNDER ANY CLAIM OR THEORY OF STRICT LIABILITY, OR IS CAUSED, IN WHOLE OR IN PART, BY ANY NEGLIGENT ACT OR OMISSION OF ANY KIND BY AGENT OR ANY LENDER, provided only that Agent or such Lender shall not be entitled to indemnification for that portion, if any, of any liability or claim which is proximately caused by its own individual gross negligence or willful misconduct, as determined in a final judgment.

                  Section 2A.6.     LC Collateral.

                  (a) LC Obligations in Excess of Borrowing Base. If, after the making of all mandatory prepayments required under Section 2.7, the outstanding LC Obligations will exceed the Borrowing Base, then in addition to prepayment of the entire principal balance of the Loans Borrower will immediately (i) pay to Agent an amount equal to such excess or (ii) grant a first priority Lien in favor of Agent for the benefit of Lenders on its additional oil and gas properties or other assets acceptable to each Lender with a collateral value satisfactory to each Lender in its sale discretion. Agent will hold such amount as security for the remaining LC Obligations (all such amounts held as security for LC Obligations being herein collectively called "LC Collateral") until such LC Obligations become Matured LC Obligations, at which time such LC Collateral may be applied to such Matured LC
         Obligations. Neither this subsection nor the following subsection shall, however, limit or impair any rights which Agent may have under any other document or agreement relating to any Letter of Credit or LC Obligation, including any LC Application, or any rights which Agent or Lenders may have to otherwise apply any payments by Borrower and any LC Collateral under Section 2.9.

                  (b) Acceleration of LC Obligations. If the Obligations or any part thereof become immediately due and payable pursuant to Section 7,1 then, unless Majority Lenders otherwise specifically elect to the contrary (which election may thereafter by retracted by Majority Lenders at any time), all. LC Obligations shall become immediately due and payable without regard to whether or not actual drawings or payments on the Letters of Credit have occurred, and Borrower shall be obligated to pay to Agent immediately an amount equal to the aggregate LC Obligations which are then outstanding. All amounts so paid shall first be applied to Matured LC Obligations and then held by Agent as LC Collateral until such LC Obligations become Matured LC Obligations, at which time such LC Collateral shall be applied to such Matured LC Obligations.

                  (c) Investment of LC Collateral. Pending application thereof, all LC Collateral shall be invested by Agent in such Permitted Investments as Agent may choose in its sole discretion. AD interest on such investments shall be reinvested or applied to Matured LC Obligations. When all Obligations have been satisfied in full, including all LC Obligations, all Letters of Credit have expired or been terminated, and all of Borrower's reimbursement obligations in connection therewith have been satisfied in full, Agent shall release any remaining LC Collateral. Borrower hereby assigns and grants to Agent a continuing security interest in all LC Collateral paid by it to Agent, all investments purchased with such LC Collateral, and all proceeds thereof to secure its Matured LC Obligations and its
         Obligations under this Agreement, the Note, and the other Loan Documents, and Borrower agrees that such LC Collateral and investments shall be subject to all of the terms and conditions of the Security Agreement. Borrower further agrees that Agent shall have all of the rights and remedies of a secured party under the Uniform Commercial Code as adopted in the State of New York with respect to such security interest and that an Event of Default under this Agreement shall constitute a default for purposes of such security interest.

                  (d) Payment of LC Collateral. When Borrower is required to provide LC Collateral for any reason and fails to do so on the day when required, Agent may without notice to Borrower or any other Related Person provide such LC Collateral (whether by application of proceeds of other Collateral, by transfers from other accounts maintained with Agent, or otherwise) using any available funds of Borrower or any other Person also liable to make such payments. Any such amounts which are required to be provided as LC Collateral and which are not provided on the date required shall, for purposes of each Security Document, be considered past due Obligations owing hereunder, and Agent is hereby authorized to exercise its respective rights under each Security Document to obtain such amounts.

     2.12 Additional Conditions Precedent. Section 3.2 of the Original Agreement is hereby amended in its entirety to read as follows:

                  Section 3.2. Additional Conditions Precedent. No Lender has any obligation to make any Advance (including its first), and Agent has no obligation to issue any Letter of Credit (including its first)
         (whether or not otherwise agreed to by such Lender) unless the following conditions precedent have been satisfied:

                           (a) All  representations  and warranties  made by any
                  Related Person in any Loan Document shall be true on and as of the date of such Advance (except to the extent that the facts upon which such representations are based have been changed by the extension of credit hereunder) as if such representations and warranties bad been made as of the date of such Advance or issuance of such Letter of Credit,

                           (b) No Default shall exist at the date of such Advance or issuance of such Letter of Credit.

                           (c) No material adverse change shall have occurred to
                  Borrower's Consolidated financial condition or businesses since the date of this Agreement.

                           (d) Each  Related  Person  shall have  performed  and
                  complied with all agreements and conditions required in the Loan Documents to be performed or compiled with by it on or prior to the date of such Advance or the issuance of such Letter of Credit.

                           (e) The  meeting of such  Advance or issuance of such
                  Letter of Credit shall not be prohibited by any law or any regulation or order of any court or governmental agency or authority and shall not subject any Lender to any penalty or other onerous condition under or pursuant to any such law, regulation or order.

                           (f) Agent  shall  have  received  all  documents  and
                  instruments which Agent has then requested, in addition to those described in Section 3.1 (including opinions of legal counsel for the Related Persons and Agent; corporate documents and records; documents evidencing governmental authorizations, consents, approvals, licenses and exemptions; and certificates of public officials and of officers and representatives of Borrower and other Persons), as to (i) the accuracy and validity of or compliance with all representations, warranties and covenants made by any of the Related Persons in this Agreement and the other Loan Documents, (ii) the satisfaction of all conditions contained herein or therein, and (iii) all other matters pertaining hereto and thereto. AD such additional documents and instruments shall be satisfactory to Agent in form, substance and date.

     2.13 Current Ratio. Section 5.2(l) of the Original Agreement is hereby amended in its entirety to read as follows:

                  (l) Current Ratio. The ratio of Borrower's Consolidated current assets to Borrower's Consolidated our rent liabilities will never be less than 1.0 to 1.0. For purposes of this subsection, Borrower's Consolidated current liabilities will be calculated (i) including all Matured LC Obligations as current liabilities, regardless of whether or not contingent (but, without duplication), and (ii) without including any payments of principal on the Notes which are required to be repaid within one year from the time of calculation.

     2.14 Exhibits. Exhibit B to the Original Agreement is hereby amended in its entirety to read as set forth in Exhibit B attached hereto, and the Original Agreement is hereby amended by adding new Exhibit F thereto in the form of Exhibit F attached hereto.

     2.15 Outstanding Letter of Credit. Agent has issued that certain Letter of Credit No. G7300 dated December 14, 1995 in the face amount of $4,485,000, naming Triton USA, Inc. as beneficiary, for the account of Borrower, and Borrower has executed and delivered an "LC Application" to Agent in connection therewith. Upon the effectiveness of this Amendment, such Letter of Credit and LC Application shall respectively constitute a Letter of Credit and an LC Application under the Credit Agreement for all purposes.


                    ARTICLE III - Conditions of Effectiveness

     3.1 Effective Date. This Amendment shall become effective as of the date first above written when (i) Lender shall have received this Amendment at Under's office duly authorized, executed and delivered by Borrower, (ii) Lender shall have additionally received all of the following documents each being duly authorized, executed and delivered, and in form and substance satisfactory to
Lender:

                  (a) Opinion of Counsel for Borrower. A written opinion of Jenkens & Gilchrist, a Professional Corporation, counsel for Borrower, dated as of the date of this Amendment, addressed to Agent and Lenders, to the effect that this Amendment has been duly authorized, executed and delivered by Borrower and that the Credit Agreement constitutes the legal, valid and binding obligations of Borrower, enforceable in accordance with their terms (subject, as to enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws and to general principles of equity).

                  (b) Omnibus Certificate. An Omnibus Certificate of the Secretary and of the Chairman of the Board or President of Borrower of even date with this Amendment, which shall contain the names and signatures of the officers authorized to execute this Amendment and which shall certify to the truth, correctness and completeness of: (i) all of the exhibits attached to that certain Omnibus Certificate dated as of December 20, 1994, made by such officers of Borrower, and (fl) a copy of resolutions duly adopted by the Board of Directors of Borrower and in fall force and effect at the time this Amendment is entered into, authorizing the execution of this Amendment.

                  (c) Compliance Certificate. A Compliance Certificate of the Chief Financial Officer of Borrower, of even date with this Amendment, in which such officer shall certify, to the best of his knowledge and belief after due inquiry, to the satisfaction of the conditions set out in subsections (a) through (d), inclusive, of Section 3.2 of the Original Agreement as of the date hereof.


             ARTICLE IV - Representations, Warranties and Covenants

     4.1 Representations, Warranties and Covenants of Borrower. In order to induce Agent and Lenders to enter into this Amendment, Borrower represents, warrants and covenants to Agent and each Lender that:

                  (a) The  representations  and warranties  contained in Section
         4.1 of the Original Agreement are true and correct at and as of the time of the effectiveness hereof, except to the extent that such representations and warranties are made in the Original Agreement only in reference to a specific date and except to the extent that the facts upon which such representations are based have been changed by the extension of credit under the Credit Agreement.

                  (b) Borrower is duly authorized to execute and deliver this Amendment and is and will continue to be duly authorized to borrow and to perform its obligations under the Credit Agreement. Borrower has duly taken all corporate action necessary to authorize the execution and delivery of this Amendment and to authorize the performance of the obligations hereunder.

                  (c) The execution and delivery by Borrower of this Amendment and the performance by it of its obligations hereunder and under the Credit Agreement and the consummation of the transactions contemplated hereby and thereby do not and will not conflict with any provision of law, statute, rule or regulation or of the articles of incorporation or bylaws of Borrower or of any material agreement, judgment, license, order or permit applicable to or binding upon Borrower or result in the creation of any lien, charge or encumbrance upon any assets or properties of Borrower, except as expressly contemplated in the Loan Documents, Except for those which have been duly obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by Borrower of this Amendment or to consummate the transactions contemplated hereby.

                  (d) When this Amendment is duly executed and delivered, each of this Amendment and the Credit Agreement will be a legal and binding instrument and agreement of Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency and similar laws and by general principles of equity.

                  (e) The audited annual Consolidated financial statements of Borrower dated as of December 31, 1994 and the unaudited quarterly Consolidated financial statements of Borrower dated as of September 30, 1995 fairly present the Consolidated financial position at such dates and the Consolidated statement of operations and cash flows for the periods ending on such dates for Borrower.

                  Copies of such financial statements have heretofore been delivered to Lender. Since September 30, 1995, no material adverse change has occurred in the financial condition or businesses or in the Consolidated financial condition or businesses of Borrower.


                            ARTICLE V - Miscellaneous

     5.1 Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. The Loan Documents, as they may be amended or affected by this Amendment are hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to refer to this Amendment also and any reference in any Loan Document to any other document or instrument amended, renewed, extended or otherwise affected by this Amendment shall also refer to such Amendment. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of Agent or any Lender under the Credit Agreement or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement or any other Loan Document.

     5.2 Survival of Agreements. All representations, warranties, covenants and agreements of Borrower herein shall survive the execution and delivery of this Amendment and the performance hereof, including without limitation the making or granting of the Loans, and shall further survive until all of the Obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by Borrower hereunder or under the Credit Agreement to Agent or any Lender shall be deemed to constitute representations and warranties by, or agreements and covenants of, Borrower under this Amendment and under the Credit Agreement.

     5.3 Loan Documents. This Amendment is a Loan Document, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto.

     5.4 GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA IN ALL RESPECTS, INCLUDING CONSTRUCTION, VALIDITY AND PERFORMANCE.

     5.5 Counterparts. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment.

         IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

                                     CAIRN ENERGY USA, INC.


                                     By:/s/ J. Munro M. Sutherland
                                        ----------------------------------------
                                        J. Munro M. Sutherland
                                        Senior Vice President


                                     INTERNATIONALE NEDERLANDEN
                                     (U.S.) CAPITAL CORPORATION


                                     By:/s/ Trond O. Rokholt
                                        ----------------------------------------
                                        Trond O. Rokholt
                                        Vice President


                                     MEESPIERSON N.V.


                                     By:/s/ Darrell W. Holley
                                        ----------------------------------------
                                        Darrell W. Holley
                                        Vice President

                                  EXHIBIT 10.19

                                 AMENDMENT NO. 1
                                       TO
                             CAIRN ENERGY USA, INC.
                        1993 DIRECTORS STOCK OPTION PLAN

         WHEREAS, the Cairn Energy USA, Inc. 1993 Directors Stock Option Plan (the "Plan") provides for the granting of Nonstatutory Options to certain directors of the Cairn Energy USA, Inc. (the "Corporation") who are not employees of the Corporation or of its Affiliates (as defined in the Plan).

         WHEREAS, the Board of Directors desires to amend the Plan to exclude from participation in the Plan employees of certain stockholders of the Corporation.

         WHEREAS, pursuant to Section 9 of the Plan the Board of Directors may amend the Plan in this respect without stockholder approval.

         NOW, THEREFORE, the Plan is hereby amended as provided below:

         1. Section 1.9 of the Plan is hereby amended as restated as follows:

                  1.9 "Eligible Individuals" shall mean the members of the Board of Directors of the Corporation who are not, and have not been, (a) an employee of the Corporation or one of its Affiliates or (b) an employee, officer or director of Cairn Energy PLC or an affiliate thereof or Phemus Corporation or an affiliate thereof. The term affiliate for purposes of Section 1.9(b) shall mean a person or entity that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, Cairn Energy PLC or Phemus Corporation. For purposes of the Plan, the Chairman of the Board of Directors of the Corporation shall not be deemed an employee of the Corporation and, therefore, is an Eligible Individual.

         2. Except as amended hereby, the Plan remains in full force and effect.

         3. This Amendment to the Plan shall be effective as of May 24, 1995.

     IN WITNESS WHEREOF, Cairn Energy USA, Inc. acting by and through its duly authorized officer, has executed this Amendment No. 1 to the Plan on this the 10th day of January, 1996, but effective as of May 24, 1995.

                                              CAIRN ENERGY USA, INC.


                                              By: /s/ Susan H. Rader
                                                 -------------------------------
                                                 Susan H. Rader, Secretary

                                  EXHIBIT 11.1

                                                                    EXHIBIT 11.1


                             CAIRN ENERGY USA, INC.

                COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                    (in thousands, except per share amounts)



                                                                              Year ended December 31,
                                                                        ------------------------------------
                                                                         1993           1994          1995
                                                                        -------       -------        -------

Net income...............................................               $ 1,474       $   654        $ 5,235
                                                                        =======       =======        =======
Shares:

         Weighted average common shares outstanding......                10,094        13,259         16,422

         Add common shares issued upon assumed
         conversion of Series A Preferred Stock(1).......                 1,166            --             --
                                                                        -------       -------        -------
         Weighted average common and common
         equivalent shares outstanding...................                11,260        13,259         16,422
                                                                        =======       =======        =======
Net income per common and common equivalent share........               $  0.13       $  0.05        $  0.32
                                                                        =======       =======        =======

(1)      All Series A Preferred Stock was redeemed on August 9, 1993.

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-77102) of Cairn Energy USA, Inc. and in the Prospectus of our report dated February 16, 1995, with respect to the consolidated financial statements of Cairn Energy USA, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1995.




                                                              ERNST & YOUNG LLP


Dallas, Texas
March 4, 1996

                                  EXHIBIT 23.2

                         CONSENT OF RYDER SCOTT COMPANY



                  We hereby consent to the reference to our firm under the caption "Experts" and the reference to the results of our reserve review letter, dated March 1, 1996 (the "Reserve Review Letter"), in the Registration Statement and related Prospectus of Cairn Energy USA, Inc. (the "Company") and to the incorporation by reference therein of references to our firm and to the Reserve Review Letter in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.





                                                             RYDER SCOTT COMPANY
                                                             PETROLEUM ENGINEERS


Houston, Texas
March 1, 1996