Form 10-Q
period 1996-03-31
CAIRN ENERGY USA INC
filed 1996-05-02
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: March 31, 1996

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

        Yes   X   No

        The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

                  17,558,593 shares of common stock, par value $.01










                                CAIRN ENERGY USA, INC.


                                        INDEX

                                                                      Page No.
                                                                  ------------
        PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

        Statements of Operations for the three
        months ended March 31, 1996 and 1995  . . . . . . . . . . . . . .   3

          Balance Sheets at March 31, 1996 and December 31, 1995.   . . .   4

          Statement of Changes in Stockholders' Equity for the
            three months ended March 31, 1996   . . . . . . . . . . . . .   6

          Statements of Cash Flows for the three months
            ended March 31, 1996 and 1995   . . . . . . . . . . . . . . .   7

          Notes to Financial Statements   . . . . . . . . . . . . . . . .   8

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . . . . . .  10

        PART II. OTHER INFORMATION

          Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .  13

          Item 2. Changes in Securities . . . . . . . . . . . . . . . . .  13

          Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .  13

          Item 4. Submission of Matters to a Vote of Security Holders . .  13

          Item 5. Other Information . . . . . . . . . . . . . . . . . . .  13

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .  13





                                    PART I.  FINANCIAL INFORMATION

                                     Item 1.  Financial Statements

                                        CAIRN ENERGY USA, INC.


                                       STATEMENTS OF OPERATIONS
                              Three months ended March 31, 1996 and 1995


                                                                              Three months ended
                                                                                 March 31,
                                                                     ---------------------------
                                                                        1996              1995
                                                                  ----------          ----------
                                                                            (in thousands except
                                                                              per share amounts)

      Revenues:
         Oil and gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,253 $ 5,002
         Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34        32

                                                                                 --------------------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,287    5,034

                                                                              .  --------------------
      Expenses:
         Lease operating expenses and production taxes  . . . . . . . . . . . .     628      530
         Depreciation, depletion and amortization . . . . . . . . . . . . . . .   3,244    2,750
         Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . .     382      327
         Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     443      620

                                                                                 --------------------
      Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,697    4,227

                                                                                 --------------------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,590 $   807

                                                                              .  ======   ======

      Net income per common and common equivalent  share  . . . . . . . . . . .   $0.15    $0.05

                                                                              .  ======   ======

      Weighted average common and common
         equivalent shares outstanding  . . . . . . . . . . . . . . . . . . . .  17,555   15,963

                                                                              .  ======   ======




      See accompanying notes.





                                        CAIRN ENERGY USA, INC.

                                            BALANCE SHEETS

                                 March 31, 1996 and December 31, 1995


                                                ASSETS
                                             ------------




                                                                . . . . .  March 31,    December 31,

                                                                            1996        1995

                                                                . . . . .  ---------------------------------------

                                                                            (in thousands)
      Current assets:
        Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  1,787       $  3,553
        Accounts receivable . . . . . . . . . . . . . . . . . . . .     5,537          4,340
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .       559            447

                                                                  .  ------------------------
      Total current assets  . . . . . . . . . . . . . . . . . . . .     7,883          8,340


      Property and equipment at cost:
        Oil and gas properties, based on full cost accounting . . .   171,317        157,100
        Other equipment . . . . . . . . . . . . . . . . . . . . . .       844            712

                                                                  .  ------------------------

                                                        . . . . . .   172,161        157,812
        Less accumulated depreciation, depletion and amortization .   (63,149)       (59,905)

                                                                  .  ------------------------
              Net property and equipment  . . . . . . . . . . . . .   109,012         97,907

      Deferred charges, net of amortization . . . . . . . . . . . .       481            564

                                                                  .  ------------------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . .  $117,376       $106,811

                                                                . .  ==============







      See accompanying notes.

                                        CAIRN ENERGY USA, INC.

                                           BALANCE SHEETS

                                 March 31, 1996 and December 31, 1995


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                      -----------------------------------------------------------




                                                                . . . . .  March 31,    December 31,

                                                                            1996        1995

                                                                . . . . .  ---------------------------------------

                                                                            (in thousands)

      Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . $   902    $      499
        Accrued lease operating expenses  . . . . . . . . . . . . . . . .    323            578
        Accrued well costs  . . . . . . . . . . . . . . . . . . . . . . .  6,046          6,194
        Other accrued liabilities . . . . . . . . . . . . . . . . . . . .    178            254

                                                                        .  ------------------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .  7,449          7,525

      Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .  23,500        15,500


      Stockholders' equity:
        Common stock, $.01 par value;
          30,000,000 shares authorized;
          Shares issued and outstanding:
            March 31, 1996 - 17,558,216
            December 31, 1995 - 17,550,480  . . . . . . . . . . . . . . .    176            176
        Additional paid-in capital  . . . . . . . . . . . . . . . . . . .  94,771        94,720
        Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .  (8,520)      (11,110)

                                                                        .  ------------------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .  86,427         83,786

                                                                        .  ------------------------
      Total liabilities and stockholders' equity  . . . . . . . . . . . .  $117,376     $106,811

                                                                        .  =======       =======




      See accompanying notes.



                                        CAIRN ENERGY USA, INC.

                             Statement of Changes in Stockholders' Equity
                                   Three months ended March 31, 1996
                                            (in thousands)


                                            Additional                Total
                           Common Stock       Paid-In    AccumulatedStockholders'
                     Shares        Amount    Capital    Deficit        Equity

      Balance at
       December 31,
       1995          17,550          $176      $94,720     $(11,110)      $83,786

      Exercise of
       stock options      7            -            42            -            42

      Other               1            -             9            -             9

      Net income         -             -            -         2,590         2,590
                        --------------------------------------------------------------

      Balance at
     March 31, 1996   17,558          $176      $94,771      $(8,520)      $86,427

      ==============================================================

      See accompanying notes.

                                        CAIRN ENERGY USA, INC.

                                       STATEMENTS OF CASH FLOWS
                              Three months ended March 31, 1996 and 1995


                                                           March 31,    March 31,
                                                           1996          1995
                                                       --------------------------
                                                                    (in thousands)
      Increase (decrease) in cash and cash equivalents
        Net income  . . . . . . . . . . . . . . . . . . . . $ 2,590    $    807
         Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation, depletion and amortization . . . . 3,244         2,750
           Amortization of loan costs . . . . . . . . . . .    95            88
           Change in operating assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . (1,197)      (1,920)
             Prepaid expenses . . . . . . . . . . . . . . .  (112)         (204)
             Accounts payable . . . . . . . . . . . . . . .   403          (945)
             Accrued liabilities  . . . . . . . . . . . . .  (316)           47
             Deferred revenue . . . . . . . . . . . . . . .    -            (25)
             Advances (repayments) from (to) Cairn Energy PLC                (6)  2

                                . . . . . . . . . . . . . . --------------------
      Net cash provided by operating activities . . . . . . 4,701           600


      Cash flows from investing activities:
       Exploration and development expenditures . . . . . . (14,366)     (7,849)
       Increase in other equipment  . . . . . . . . . . . .  (132)         (146)

                                . . . . . . . . . . . . . . --------------------
      Net cash used in investing activities . . . . . . . . (14,498)     (7,995)

      Cash flows from financing activities:
       Loan costs . . . . . . . . . . . . . . . . . . . . .   (11)          (53)
       Proceeds from long-term debt . . . . . . . . . . . . 8,000         7,000
       Exercise of stock options  . . . . . . . . . . . . .    42             -

                                . . . . . . . . . . . . . . --------------------
      Net cash provided by financing activities . . . . . . 8,031         6,947

                                . . . . . . . . . . . . . . --------------------
      Net change in cash and cash equivalents . . . . . . . (1,766)        (448)
      Cash and cash equivalents at beginning of period  . .  3,553         2,182

                                . . . . . . . . . . . . . . --------------------
      Cash and cash equivalents at end of period  . . . . . $ 1,787     $ 1,734

                                . . . . . . . . . . . . . . ======        ======
      Supplemental cash flow information -
       Interest paid in cash  . . . . . . . . . . . . . . . $    346   $    538


      See accompanying notes.


                                CAIRN ENERGY USA, INC.

                            Notes to Financial Statements


        1. Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995 and the results of its cash flows for the three months ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") on March 5, 1996.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


        2.  Long-term debt.

        Long-term debt at March 31, 1996 and December 31, 1995, consisted of the following:


                                         March 31,        December 31,

                                              1996          1995

        Revolving credit agreement        $23,500,000       $15,500,000

                                          =========         =========

        The Company has a $50 million credit facility (the INCC Credit Agreement) with Internationale Nederlanden (U.S.) Capital Corporation
        (INCC) and Mees Pierson, N.V., under which the current borrowing base is $45 million. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. At March 31, 1996, the Company had outstanding borrowings of $23.5 million under this facility. Outstanding borrowings accrue interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On March 31, 1997, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments through December 31, 1999. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings.


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

        The Company's ability to borrow under the INCC Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the INCC Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the INCC Credit Agreement, the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral. INCC and Mees Pierson, N.V. have substantial discretion in determining the reserve value of the borrowing base.

        The carrying value of the Company's long-term debt approximates fair value.

        3.  Property and Equipment.

        The Company capitalized approximately $439,000 and $421,000 of internal costs during the three months ended March 31, 1996 and 1995, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

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

                                              Three months
                                              ended March 31,
                                          -------------------------------
                                               1996        1995
                                             ----------  ----------

             Net Production:
               Gas (MMcf)  . . . . . . . .     2,368       2,256
               Oil (MBbl)  . . . . . . . .        70          74
             Average Sales Price:
               Gas (per Mcf) (1)   . . . .   $  2.46     $  1.62
               Oil (per Bbl) . . . . . . .   $19.85      $17.71
             Average Production Costs:
               (per Mcfe) (2)  . . . . . .   $  0.23     $  0.20
             Depletion rate: (per Mcfe)  .   $  1.15     $  0.98

             ------------------

        (1) Includes natural gas liquids.
        (2)  Includes direct  lifting costs  (labor, repairs  and maintenance,
        materials  and supplies)  and the  administrative  costs            of
        production offices, insurance and    property and severance taxes.

        Three months ended March 31, 1996 and 1995

        Revenues. Total revenues increased $2.3 million (45%) to $7.3 million for the three months ended March 31, 1996 from $5.0 million for the three months ended March 31, 1995. The primary reason for the increase was higher oil and gas prices during the first quarter of 1996 coupled with new production from the Company's interests in Vermilion Block 203 and Main Pass Block 262. The Company's average net production for the quarter ended March 31, 1996 was approximately
        26.3 MMcf of gas per day and 776 Bbls of oil and condensate per day compared with average per day production during the same quarter in 1995 of 25.1 MMcf of gas and 823 Bbls of oil and condensate.

        Expenses. Total expenses increased $471,000 (11%) to $4.7 million for the three months ended March 31, 1996 from $4.2 million for the three months ended March 31, 1995. Depreciation, depletion and amortization increased $494,000 (18%) to $3.2 million for the three months ended March 31, 1996 from $2.7 million for the same period in 1995 due to increased production coupled with an increase in the depletion rate.

        A significant part of the depletion rate increase is due to the costs associated with four exploration wells which were determined to be dry being added to the full cost pool without the addition of new reserves. Lease operating expenses and production taxes increased $99,000 (19%) to $628,000 for the three months ended March 31, 1996 from $529,000 for the same period in 1995 due to increased production and increased oil and gas revenue.

        Administration expenses increased $55,000 (17%) to $382,000 for the three months ended March 31, 1996 from $327,000 for the same period in 1995 due primarily to an increase in personnel expense (consisting of salaries, insurance and the Company's contributions to the 401(k) Profit Sharing Plan), partially offset by overhead reimbursement related to South Timbalier Block 249.

        Interest expense decreased by $177,000 (29%) to $443,000 for the quarter ended March 31, 1996 from $620,000 for the three months ended March 31, 1995. Interest expense decreased because of lower average outstanding debt coupled with lower average interest rates at March 31, 1996 than at the same date in 1995.

        Net Income. Net income increased $1.8 million (221%), or $0.10 per share to $2.6 million, or $0.15 per share for the quarter ended March 31, 1996 from $807,000, or $0.05 per share for the same period in 1995. The primary reason for the increase was higher oil and gas prices coupled with new production.

        Capital Resources and Liquidity

        At March 31, 1996, the Company had existing cash and cash investments of $1.8 million. Net cash provided by operating activities was $4.7 million for the three months ended March 31, 1996 compared with $600,000 for the same period in 1995. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) coupled with decreased working capital requirements. Net cash used in investing activities for the three months ended March 31, 1996 was $14.5 million compared with $8.0 million for the same period in 1995. This increase was principally due to expenditures for exploration and development projects.

        Net cash provided by financing activities for the first quarter of 1996 was $8.0 million compared with $6.9 million for the same period in 1995. The cash provided by financing activities for the period consisted mainly of borrowings under the Company's revolving credit facility which were used to fund a portion of the Company's capital spending program.

        During the quarter the Company drilled successful exploration wells on East Cameron Block 350 and on Ship Shoal Block 261. Development plans for East Cameron Block 350 call for the installation of a platform by the end of 1996 with completion and further drilling operation planned for the first quarter of 1997. On Ship Shoal 261 plans are being prepared for the rapid development of this field with first production expected before year-end 1996. Four exploration wells drilled in the first quarter were dry.

        In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company was the high bidder on 26 blocks in the Gulf of Mexico Central Area Lease Sale held on April 24, 1996. The Company's interest in these blocks ranges from 25 to 60 percent. If all 26 blocks are awarded, the Company's obligation for the lease rentals and bonuses will be approximately $7.2 million which will be funded from cash flow from operations.

        The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flows from operations. The Company expects to continue with an active exploration program and to drill up to 16 additional exploration wells in 1996. The Company expects capital expenditures during 1996 to total approximately $54 million. At March 31, 1996, the Company's capital resources consisted primarily of available borrowing capacity under the INCC Credit
        Agreement ($21.5 million) and cash flow from operations. Management believes that cash flow from operations along with the amount available under the INCC Credit Agreement will be sufficient to finance the currently planned development expenditures.

        If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. If necessary, the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves. In addition, the Company does not act as operator with respect to its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

        The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note 2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1995 or the first three months of 1996.

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

        The Company has entered into a number of gas price swap transactions under which the Company receives a fixed price per MMBtu and pays a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. In total under these contracts the Company has fixed the price of 3,345,000 MMBtu of gas for the period January to September 1996 at an average price of $1.935 per MMBtu. During the first quarter of 1996 and 1995 oil and gas revenues were decreased $847,000 and increased $25,000, respectively, as a result of hedging transactions.

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

        None


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        None

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CAIRN ENERGY USA, INC.
                                                (Registrant)




        Date: May 1, 1996                       /s/ Michael R. Gilbert
                                                Michael R. Gilbert
                                                President




                                                /s/ J.  Munro M. Sutherland
                                                J. Munro M. Sutherland
                                                Senior   Vice   President  and
                                                Treasurer
                                                (Principal Financial Officer)