Form 10-K/A
period 1995-12-31
CAIRN ENERGY USA INC
filed 1996-06-03
CIK 353153

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

                          Delaware
                      (State or other
                      jurisdiction of
                      incorporation ororganization)

                 8235 Douglas Avenue, Suite
                            1221
                       Dallas, Texas
                   (Address of principal
                     executive offices)             23-2169839
                                                 (I.R.S. Employer
                                                Identification No.)

                                                       75225
                                                    (Zip Code)




                 Registrant's telephone number, including area code:


                      Title of each class

                            None                Name of each exchange on
                                                        which registered


                  Securities Registered Pursuant to Section 12(g) of
                                       the Act:

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

               As of  February 29, 1996, 17,557,821 shares  of common stock of the registrant were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996, was $160.7 million, based upon the closing sales price of the registrant's common stock on such date of $10.875 per share on the Nasdaq National Market as reported by The Wall Street Journal. For purposes of this
          computation,   all  executive   officers,   directors   and
          10 %stockholders are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors or 10% stockholders are affiliates.
                         DOCUMENTS INCORPORATED BY REFERENCE
               The registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders scheduled to be held May
          22, 1996, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference to Part III of this report.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAIRN ENERGY USA, INC.
                                       (Registrant)


          Date:  March 4, 1996          By:  /s/ Michael R. Gilbert
                                        Michael  R. Gilbert,  President and
          Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
           Signature                      Office                Date


           /s/ Michael R.
           Gilbert
           Michael R. Gilbert      President       and
                                   Chief     Executive
                                   Officer         and
                                   D i r e c t o r
                                   (Principal               March 4,
                                                            1996



           /s/ J.M.M.
           Sutherland
           J. M. M.
           Sutherland              Senior         Vice
                                   President,    Chief
                                   Financial  Officer,
                                   Treasurer       and
                                   D i r e c t o r          March 11,
                                                            1996



           /s/ A. Allen Paul
           A. Allen Paul           V    i    c    e
                                   President Finance
                                   (Principal
                                   Accounting
                                   Officer)                 March 4,
                                                            1996



           /s/ Jack O. Nutter
           Jack O. Nutter, II      Director                 March 4,
                                                            1996



           William B. B.
           Gammell                 Director




           /s/ Michael E.
           McMahon
           Michael E. McMahon      Director                 March 4,
                                                            1996



           /s/ John C.
           Halsted
           John C. Halsted         Director                 March 4,
                                                            1996

           Signature                      Office                Date


           /s/ Daniel Robins
           R. Daniel Robins        Director                 March 4,
                                                            1996