Form 10-Q
period 1996-06-30
CAIRN ENERGY USA INC
filed 1996-08-06
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1996

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

Yes   X   No


The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

                17,559,542 shares of common stock, par value $.01

                             CAIRN ENERGY USA, INC.


                                      INDEX

                                                                     Page No.
                                                                   ------------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Statements of Operations for the three and six
       months ended June 30, 1996 and 1995.................................  3

     Balance Sheets at June 30, 1996 and December 31, 1995.................  4

     Statement of Changes in Stockholders' Equity for the
       six months ended June 30, 1996......................................  6

     Statements of Cash Flows for the six months
       ended June 30, 1996 and 1995........................................  7

     Notes to Financial Statements ........................................  8

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................... 10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................ 14

  Item 2. Changes in Securities............................................ 14

  Item 3. Defaults Upon Senior Securities.................................. 14

  Item 4. Submission of Matters to a Vote of Security Holders.............. 14

  Item 5. Other Information................................................ 15

  Item 6. Exhibits and Reports on Form 8-K................................. 15

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             CAIRN ENERGY USA, INC.


                            STATEMENTS OF OPERATIONS
                Three and six months ended June 30, 1996 and 1995


                                                                        Three months ended                 Six months ended
                                                                              June 30,                           June 30,
                                                                     ---------------------------        ---------------------------
                                                                          1996         1995                  1996         1995
                                                                      ----------   ----------            ----------   ----------
                                                                                    (in thousands except per share amounts)

Revenues:
   Oil and gas.........................................................  $ 7,488      $ 7,807               $14,741      $12,808
   Other revenue.......................................................       28           43                    62           75
                                                                           -----      -------               -------   -----------
Total revenues.........................................................    7,516        7,850                14,803       12,883
                                                                           -----      -------               -------   -----------
Expenses:
   Lease operating expenses and production taxes.......................    1,004        1,034                 1,632        1,563
   Depreciation, depletion and amortization............................    4,653        4,022                 7,897        6,772
   Administrative expenses.............................................      396          493                   778          820
   Interest............................................................      592          737                 1,035        1,357
                                                                           -----      -------               -------   -----------
Total expenses.........................................................    6,645        6,286                11,342       10,512
                                                                           -----      -------               -------   -----------

Net income ............................................................  $   871      $ 1,564               $ 3,461      $ 2,371
                                                                           =====      =======               =======       ======

Net income per common and common equivalent  share.....................  $  0.05      $  0.10               $  0.20      $  0.15
                                                                           =====      =======               =======       ======

Weighted average common and common
   equivalent shares outstanding.......................................   17,559       15,976                17,557       15,970
                                                                           =====      =======               =======       ======




See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                       June 30, 1996 and December 31, 1995


                                     ASSETS
                                  ------------



                                                                                                  June 30,          December 31,
                                                                                                    1996               1995
                                                                                             ---------------------------------------
                                                                                                          (in thousands)
Current assets:
  Cash and cash equivalents..................................................................    $  1,577              $  3,553
  Accounts receivable........................................................................       4,908                 4,340
  Prepaid expenses...........................................................................         760                   447
                                                                                                 --------              --------
Total current assets.........................................................................       7,245                 8,340


Property and equipment at cost:
  Oil and gas properties, based on full cost accounting .....................................     186,058               157,100
  Other equipment............................................................................         862                   712
                                                                                                 --------              --------
                                                                                                  186,920               157,812
  Less accumulated depreciation, depletion and amortization..................................     (67,802)              (59,905)
                                                                                                 ---------             --------
           Net property and equipment........................................................     119,118                97,907

Deferred charges, net of amortization........................................................         385                   564
                                                                                                 --------              --------
Total assets ................................................................................    $126,748              $106,811
                                                                                                 ========              ========







See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                       June 30, 1996 and December 31, 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY
            -----------------------------------------------------------



                                                                                                    June 30,            December 31,
                                                                                                     1996                 1995
                                                                                           -------------------   -------------------
                                                                                                           (in thousands)

Current liabilities:
  Accounts payable ..............................................................................   $   1,018              $    499
  Accrued lease operating expenses...............................................................         466                   578
  Accrued well costs.............................................................................       3,754                 6,194
  Other accrued liabilities......................................................................         200                   254
  Current maturities of long-term debt...........................................................       4,281                   -
                                                                                                    ---------              --------
Total current liabilities........................................................................       9,719                 7,525

Long-term debt...................................................................................      29,719                15,500


Stockholders' equity:
  Common stock, $.01 par value;
    30,000,000 shares authorized;
    Shares issued and outstanding:
      June 30, 1996 - 17,559,173
      December 31, 1995 - 17,550,480.............................................................         176                   176
  Additional paid-in capital.....................................................................      94,783                94,720
  Accumulated deficit............................................................................      (7,649)              (11,110)
                                                                                                    ----------             ---------
Total stockholders' equity.......................................................................      87,310                 83,786
                                                                                                    ----------             ---------
Total liabilities and stockholders' equity.......................................................    $126,748               $106,811
                                                                                                    ==========             =========




See accompanying notes.

                             CAIRN ENERGY USA, INC.

                  Statement of Changes in Stockholders' Equity
                         Six months ended June 30, 1996
                                 (in thousands)


                                                             Additional                            Total
                                Common Stock                  Paid-In          Accumulated       Stockholders'
                         Shares              Amount           Capital         Deficit               Equity

Balance at
 December 31,
 1995                    17,550                $176             $94,720          $(11,110)             $83,786

Exercise of
 stock options                7                  -                   42                 -                   42

Other                         2                  -                   21                 -                   21

Net income                   -                   -                   -              3,461                3,461
                         --------------------------------------------------------------------------------------

Balance at
 June 30, 1996           17,559                $176             $94,783          $( 7,649)             $87,310
                         ======================================================================================



























See accompanying notes.

                             CAIRN ENERGY USA, INC.

                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1996 and 1995


                                                                                  June 30,            June 30,
                                                                                   1996                 1995
                                                                               -------------       -------------
                                                                                          (in thousands)
Increase  (decrease)  in cash and cash  equivalents  Cash flows  from  operating activities:
  Net income....................................................................$ 3,461             $ 2,371
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization...................................  7,897               6,772
     Amortization of loan costs.................................................    191                 177
     Change in operating assets and liabilities:
       Accounts receivable......................................................   (568)             (3,420)
       Prepaid expenses.........................................................   (313)               (489)
       Accounts payable.........................................................    520                (841)
       Accrued liabilities......................................................   (139)                177
       Deferred revenue.........................................................     -                  (85)
       Advances (repayments) from (to) Cairn Energy PLC.........................     (6)                 48
                                                                                --------            --------
Net cash provided by operating activities....................................... 11,043               4,710


Cash flows from investing activities:
 Exploration and development expenditures.......................................(31,902)            (17,066)
 Proceeds from sale of natural gas and crude oil properties.....................    502               1,833
 Increase in other equipment....................................................   (150)               (153)
                                                                                --------            --------
Net cash used in investing activities...........................................(31,550)            (15,386)

Cash flows from financing activities:
 Proceeds from long-term debt................................................... 18,500              10,000
 Exercise of stock options......................................................     42                 102
 Other   .......................................................................    (11)                (55)
                                                                                --------            --------
Net cash provided by financing activities....................................... 18,531              10,047
                                                                                --------            --------
Net change in cash and cash equivalents......................................... (1,976)               (629)
Cash and cash equivalents at beginning of period................................  3,553               2,182
                                                                                --------            --------
Cash and cash equivalents at end of period......................................$ 1,577             $ 1,553
                                                                                ========            ========
Supplemental cash flow information -
 Interest paid in cash..........................................................$   838             $ 1,185
                                                                                ========            ========




See accompanying notes.

                             CAIRN ENERGY USA, INC.

                          Notes to Financial Statements


1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and the results of its cash flows for the six months ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") on March 5, 1996.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


2.  Long-term debt.

Long-term debt at June 30, 1996 and December 31, 1995, consisted of the following:

                                                                 June 30,                      December 31,
                                                                   1996                           1995
                                                                ------------                  --------------
         Revolving credit agreement ............................$34,000,000                   $15,500,000
         Less: Current maturities of long-term debt.............  4,281,000                           -
                                                                ------------                  --------------
         Long-term debt less current maturities.................$29,719,000                   $15,500,000
                                                                ============                  ==============

The Company has a $50 million credit facility (the "INCC" Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation (INCC) and MeesPierson, N.V. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. At June 30, 1996, the Company had outstanding borrowings of $34.0 million under this facility. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended, (the "Amended INCC Credit Agreement") to decrease the addition to the INCC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million. On March 31, 1997, the borrowings outstanding under this facility will be converted to a term loan that requires various quarterly principal payments from June 30, 1997 through December 31, 1999. Interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings.

The Amended INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. The Company is obligated to pay a quarterly fee equal to one-half of 1% per annum of the unused portion of the borrowing base under the facility and a Letter of Credit fee for each Letter of Credit in the amount of one and one-half percent (1.5%) per annum of the face amount of such Letter of Credit.

The Company's ability to borrow under the Amended INCC Credit Agreement is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the Amended INCC Credit Agreement will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under the Amended INCC Credit Agreement, the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral. INCC and MeesPierson, N.V. have substantial discretion in determining the reserve value of the borrowing base. Under the terms of the Amended INCC Credit Agreement, the borrowing base is determined based on the reserve value of the Company's oil and gas properties as of each January 1 and June 30.

The carrying value of the Company's long-term debt approximates fair value.



3.  Property and Equipment.

The Company capitalized approximately $758,000 and $670,000 of internal costs during the six months ended June 30, 1996 and 1995, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

                             CAIRN ENERGY USA, INC.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



Item 2 of this document includes "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors ("Cautionary Disclosures") that could cause the actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors" in the Company's Prospectus, dated September 14, 1995 and under the caption "Oil and Gas Revenues" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and are disclosed in conjunction with the forward looking statements included herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures, including without limitation the President's Letter contained in the Second Quarter Report to Stockholders.


Results of Operations

The following table sets forth certain information regarding the production volumes of, average sales prices received for, average production costs associated with, and average depletion rate associated with the Company's sales of oil and gas for the periods indicated.

                                                             Three months                         Six Months
                                                            ended June 30,                      ended June 30,
                                                      -------------------------------   -------------------------------
                                                       1996              1995              1996             1995
                                                     ----------        ----------       ----------        ----------

    Net Production:
      Gas (MMcf) ....................................  2,820             3,000            5,188             5,257
      Oil (MBbl).....................................     72               146              142               220
    Average Sales Price:
      Gas (per Mcf) (1) .............................$  2.12           $  1.68          $  2.28           $  1.65
      Oil (per Bbl)..................................$ 20.30           $ 18.58          $ 20.08           $ 18.28
    Average Production Costs:
      (per Mcfe) (2).................................$  0.31           $  0.27          $  0.27           $  0.24
    Depletion rate: (per Mcfe) ......................$  1.42           $  1.03          $  1.29           $  1.02

    ------------------

(1) Includes natural gas liquids.
(2)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

Three months ended June 30, 1996 and 1995

Revenues. Total revenues decreased $333,000 (4%) to $7.5 million for the three months ended June 30, 1996 from $7.8 million for the three months ended June 30, 1995. Revenues decreased as a result of natural declining oil and gas production coupled with production being shut-in on Vermilion 203 and Main Pass 262 for several days due to pipeline repairs partially offset by higher oil and gas prices. Hedging transactions also had an impact on revenues. Without hedging transactions the average sales price for gas would have been $2.38 per Mcf for the quarter ended June 30, 1996, resulting in an increase in revenues of $732,000. In the second quarter of 1995, hedging transactions resulted in an increase in revenue of $77,000. Also, expected increases in production from East Cameron 331/332 were not realized due to delays in completing drilling and remedial work.

Expenses. Total expenses increased $360,000 (6%) to $6.6 million for the three months ended June 30, 1996 from $6.3 million for the three months ended June 30, 1995. An increase in depreciation, depletion and amortization ("DD&A") is the reason for the increase in expenses. DD&A increased $631,000 (16%) to $4.6 million for the three months ended June 30, 1996 from $4.0 million for the same period in 1995 due to an increase in the depletion rate. A significant part of the depletion rate increase is due to drilling and acquisition costs associated with exploration wells which were drilled during the first half of the year which were determined to be dry being added to the full cost pool without the addition of new reserves. Also, at the end of the second quarter, based on the advice of the Company's independent petroleum engineers, the Company reduced the reserves which it had booked in the proven category at March 31, 1996, on the Company's discovery on East Cameron Blocks 349/350. These reserves have been reclassified as probable and possible. Administrative costs decreased $97,000 (20%) to $396,000 for the quarter ended June 30, 1996, from $493,000 for the same period in 1995. Decreased legal fees coupled with an increase in capitalized salaries and benefits of individuals directly involved in the Company's acquisition, exploration and development activities accounted for the majority of the reduction. Interest expense decreased $145,000 (20%) for the three months ended June 30, 1996, to $592,000 from $737,000 for the same quarter in 1995 due to lower interest rates. The changes in lease operating expenses and production taxes were insignificant.

Net Income. Net income decreased $693,000 (44%), or $(0.05) per share to $871,000, or $0.05 per share for the quarter ended June 30, 1996 from $1.6 million, or $0.10 per share for the same period in 1995. The primary reason for the decrease was decreased oil and gas production coupled with a higher depletion charge partially offset by increased oil and gas prices. Earnings per share were also less due to an increase in the average number of shares outstanding.

Six months ended June 30, 1996 and 1995

Revenues. Total revenues increased $1.9 million (15%) to $14.8 million for the six months ended June 30, 1996, from $12.9 million for the six months ended June 30, 1995. The primary reason for the increase was higher oil and gas prices partially offset by decreased production. Hedging transactions also had an impact on revenues. Without hedging transactions the average sales price for gas would have been $2.58 per Mcf for the six months ended June 30, 1996, resulting in an increase in revenues of $1.6 million. In the first six months of 1995 hedging transactions increased revenue by $102,000.

Expenses. Total expenses increased $830,000 (8%) to $11.3 million for the six months ended June 30, 1996, from $10.5 million for the six months ended June 30, 1995. An increase in depreciation, depletion and amortization ("DD&A") is the primary reason for the increase in expenses. DD&A increased $1.1 million (17%) to $7.9 million for the six months ended June 30, 1996, from $6.8 million for the same period in 1995 due to an increase in the depletion rate. A significant part of the depletion rate increase is due to drilling and acquisition costs associated with exploration wells that were determined to be dry being added to the full cost pool without the addition of new reserves. Interest expense decreased $321,000 (24%) to $1.0 million for the quarter ended June 30, 1996, from $1.3 million for the same period in 1995 due to lower interest rates. The changes in lease operating expenses and administrative expenses were insignificant.

Net Income. Net income increased $1.1 million (46%), or $0.05 per share to $3.5 million or $0.20 per share for the six months ended June 30, 1996, from $2.4 million, or $0.15 per share for the same period in 1995. The primary reason for the increase was higher oil and gas prices partially offset by decreased production and increased depletion costs.

Capital Resources and Liquidity

At June 30, 1996, the Company had existing cash and cash investments of $1.6 million. Net cash provided by operating activities was $11.0 million for the six months ended June 30, 1996 compared with $4.7 million for the same period in 1995. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) coupled with decreased working capital requirements. Net cash used in investing activities for the six months ended June 30, 1996 was $31.6 million compared with $15.4 million for the same period in 1995. This increase was principally due to expenditures for exploration and development projects.


Net cash provided by financing activities for the first six months of 1996 was $18.5 million compared with $10.0 million for the same period in 1995. The cash provided by financing activities for the period consisted mainly of borrowings under the Company's revolving credit facility which were used to fund a portion of the Company's capital spending program.

In the second quarter, the Company participated in a total of five exploration wells, three of which were successful. Two exploration wells, Vermilion Block 203 #A-5 (Cairn WI 50%) and Main Pass 301 #A-5 (Cairn WI 15.3%), were drilled from existing platforms and are already on production. Another exploration well, West Cameron 263 #1 (Cairn WI 50%), was suspended in July after encountering the targeted sands. The rig which drilled that well has moved to a second location and has commenced drilling West Cameron 263 #2, an exploration well targeting a separate structure on the same block. Although an exploration well drilled on Brazos Block 397 encountered pay, the Company did not believe it to be commercial and elected not to participate in a completion. An exploration well, East Cameron 332 #A-11 (Cairn WI 13%), targeting an objective in Block 337, was unsuccessful. The well was suspended and will be sidetracked to the main field pay in Block 332 as a development well.

In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company was the high bidder on 26 blocks in the Gulf of Mexico Central Area Lease Sale held on April 24, 1996. The Company's interest in these blocks ranges from 25 to 60 percent. To date, twenty- four of the blocks have been awarded and related lease bonuses paid through June 30, 1996 totaled $4.7 million. If all 26 blocks are awarded, the Company's additional obligation for lease bonuses will be approximately $2.5 million which is expected to be funded from cash flow from operations.

Effective May 1, 1996 the Company sold its interest in the 8" pipeline which connects the Vermilion 203 platform to Tenneco's 12" pipeline. Proceeds of $550,000 were credited to the full-cost pool, resulting in no recognition of gain or loss for accounting purposes.

The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flows from operations. The Company expects to continue with an active exploration program and to participate in a further seven to nine exploration wells in the remainder of 1996 including the West Cameron 263 #2 and the East Cameron 331 #A-12 which are currently drilling. The Company expects capital expenditures during 1996 to total approximately $56 million. At June 30, 1996, the Company's capital resources consisted primarily of available borrowing capacity under the Amended INCC Credit Agreement ($16.0 million) and cash flow from operations. Management believes that cash flow from operations along with the amount available under the Amended INCC Credit Agreement will be sufficient to finance the currently planned exploration and development expenditures.

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

The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note
2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1995 or the first six months of 1996.

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

The Company has entered into a number of gas price swap transactions under which the Company receives a fixed price per MMBtu and pays a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. In total under these contracts the Company has fixed the price of 3,345,000 MMBtu of gas for the period January to December 1996 at an average price of $1.957 per MMBtu. During the first six months of 1996 and 1995 oil and gas revenues were decreased $1.6 million and increased $102,000, respectively, as a result of hedging transactions.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its annual meeting of stockholders on May 22, 1996 ("the Annual Meeting").

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement for the Annual Meeting and all such nominees were elected.

         Directors elected were Messrs. Michael R. Gilbert, J. Munro Sutherland, Jack O. Nutter, II, R. Daniel Robins, John C. Halsted, James M. Alexander, Thomas R. Hix and Robert P. Murphy.

(c) Briefly described below are other matters voted upon at the Annual Meeting and the number of votes for, against and abstaining with respect to such matters.

         Proposal to amend the Company's 1993 Stock Option Plan, as amended, to increase the number of shares reserved for issuance upon exercise of options granted pursuant to the 1993 Stock Option Plan from 650,000 shares to 1,150,000 shares.
                  For                                 9,361,691
                  Against                             2,080,692
                  Abstain                                35,240

         Proposal to amend the Company's 1993 Stock Option Plan, as amended, to amend certain provisions regarding the excercisability of options.
                  For                                10,424,881
                  Against                             1,016,672
                  Abstain                                36,070

         Proposal to amend the Company's 1993 Directors Stock Option Plan, as amended, to increase the number of shares reserved for issuance upon exercise of options granted pursuant to the 1993 Directors Stock Option Plan from 150,000 shares to 270,000 shares.
                  For                                11,341,491
                  Against                               102,122
                  Abstain                                34,010

         No other business was brought before the Annual Meeting.

ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Each of the following exhibits is filed herewith:


         4.1+ Amendment No. 3 to Cairn Energy USA, Inc. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, registration no. 333-5165; filed with the Commission on June 4, 1996).

         4.2+ Form of Incentive Stock Option Agreement under the Cairn Energy USA, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, registration no. 333-5165; filed with the Commission on June 4, 1996).

         4.3+ Form on Nonstatutory Stock Option Agreement under the Cairn Energy USA, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, registration no. 333-5165; filed with the Commission on June 4, 1996).

         4.4+ Cairn Energy USA, Inc. 1993 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, registration no. 333-5165; filed with the Commission on June 4, 1996).

        27.1      Financial Data Schedule
- ------------------
         + Stock option plan, management contract or compensatory arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CAIRN ENERGY USA, INC.
                                  (Registrant)




Date: August 1, 1996                         /s/ Michael R. Gilbert
                                             ----------------------

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