Form 10-Q
period 1996-09-30
CAIRN ENERGY USA INC
filed 1996-11-08
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1996

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


                8115 Preston Road, Suite 500, Dallas, Texas 75225
               (Address of principal executive offices) (Zip Code)


                                 (214) 369-0316
              (Registrant's telephone number, including area code)

                    Former address: 8235 Douglas Ave., Suite
             1221, Dallas, TX 75225 (Former name, former address and
               former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No


The number of shares outstanding of each of the issuer's classes of common stock as of October 31 1996:

                17,560,831 shares of common stock, par value $.01

                             CAIRN ENERGY USA, INC.


                                      INDEX

                                                                       Page No.
                                                                    ------------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Statements of Operations for the three and nine
       months ended September 30, 1996 and 1995.............................  3

     Balance Sheets at September 30, 1996 and December 31, 1995.............  4

     Statement of Changes in Stockholders' Equity for the
       nine months ended September 30, 1996.................................  6

     Statements of Cash Flows for the nine months
       ended September 30, 1996 and 1995....................................  7

     Notes to Financial Statements .........................................  8

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................... 10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................. 14

  Item 2. Changes in Securities............................................. 14

  Item 3. Defaults Upon Senior Securities................................... 14

  Item 4. Submission of Matters to a Vote of Security Holders............... 14

  Item 5. Other Information................................................. 14

  Item 6. Exhibits and Reports on Form 8-K.................................. 14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             CAIRN ENERGY USA, INC.


                            STATEMENTS OF OPERATIONS
             Three and nine months ended September 30, 1996 and 1995


                                                          Three months ended         Nine months ended
                                                              September 30,              September 30,
                                                          -------------------------- -------------------------
                                                           1996             1995       1996           1995
                                                          ------           -----      ----          -------
                                                             (in thousands, except per share amounts)
Revenues:
    Oil and gas . . . . . . . . . . . . . . . . . . . .   $7,414           $7,131   $22,155         $19,940
     Other revenue . . . . . . . . . . . . . . . . . . . .   140               75       203             150
                                                          -------         -------    ---------     ---------

Total revenues  . . . . . . . . . . . . . . . . . . . . .  7,554            7,206    22,358          20,090

Expenses:
    Lease operating expenses & production taxes            1,075              833     2,707           2,397
    Depreciation, depletion & amortization . . . . . .     4,503            3,909    12,400          10,680
    Administrative expenses  . . . . . . . . . . . . . . .   358              428     1,136           1,249
    Interest  . . . . . . . . . . . . . . . . . . . . . .    725              739     1,761           2,096
                                                          -------         -------    ---------     ---------

Total expenses  . . . . . . . . . . . . . . . . . . . . .  6,661            5,909    18,004          16,422
                                                          -------         -------    ---------     ---------

Net income . . . . . . . . . . . . . . . . . . . . . .     $ 893           $1,297    $4,354          $3,668
                                                            =====           =====     =====           =====

Net income per common and
    common equivalent share  . . . . . . . . . . . .      $ 0.05           $ 0.08    $ 0.25          $ 0.23
                                                           =====            =====     =====           =====
Weighted average common and common
    equivalent shares outstanding  . . . . . . . . . . .  17,560           16,187    17,558          16,043
                                                           =====            =====     =====           =====


See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995

                                     ASSETS
                                   -----------

                                                                   September 30,                December 31,
                                                                       1996                        1995
                                                                   ------------                -----------
                                                                                  (in thousands)

Current assets:
     Cash and cash equivalent                                       $  2,144                     $  3,553
     Accounts receivable                                               3,021                        4,340
     Prepaid expenses                                                    733                          447
                                                                    --------                     --------

Total current assets                                                   5,898                        8,340



Property and equipment at cost:
     Oil and gas properties, based on full cost accounting           194,400                      157,100
     Other equipment                                                     898                          712
                                                                    --------                     --------

                                                                     195,298                      157,812

Less accumulated depreciation, depletion and amortization            (72,305)                     (59,905)

     Net property and equipment                                      122,993                       97,907

Deferred charges, net of amortization                                    288                          564
                                                                   ---------                    ---------

Total assets                                                        $129,179                     $106,811
                                                                       ======                      ======






See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------------------------------

                                                                   September 30,                December 31,
                                                                       1996                        1995
                                                                   ------------                -----------
                                                                                  (in thousands)

Current liabilities:
     Accounts payable                                               $  1,225                     $    499
     Accrued lease operating expenses                                    457                          578
     Accrued well costs                                                1,880                        6,194
     Other accrued liabilities                                           401                          254
     Current maturities of long-term debt                              9,317                          -
                                                                     -------                      -------
Total current liabilities                                             13,280                        7,525

Long-term debt                                                        27,683                       15,500


Stockholders' equity:
Common stock, $.01 par value;
30,000,000 shares authorized;
Shares issued and outstanding;
June 30, 1996 - 17,559,173
December 31, 1995 - 17,550,480                                           176                          176
Additional paid-in capital                                            94,796                       94,720
Accumulated deficit                                                   (6,756)                     (11,110)
                                                                     -------                      -------
Total stockholder's equity                                            88,216                       83,786
                                                                   ---------                    ---------

Total liabilities and stockholders' equity                          $129,179                     $106,811
                                                                      ======                      ======






See accompanying notes.

                             CAIRN ENERGY USA, INC.

                  Statement of Changes in Stockholders' Equity
                      Nine months ended September 30, 1996
                                 (in thousands)


                                                             Additional                            Total
                                Common Stock                  Paid-In          Accumulated       Stockholders'
                         Shares              Amount           Capital         Deficit               Equity

Balance at
 December 31,
 1995                    17,550                $176             $94,720         $(11,110)              $83,786

Exercise of
 stock options                7                  -                   42                 -                   42

Other                         3                  -                   34                 -                   34

Net income                   -                   -                   -              4,354                4,354
                         ----------------------------------------------------------------------------------------------------------

Balance at
 September 30, 1996      17,560                $176             $94,796           $15,464              $88,216
                         =====================================================================================



























See accompanying notes.

                             CAIRN ENERGY USA, INC.

                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1996 and 1995


                                                                             September 30,       September 30,
                                                                                 1996                1995
                                                                             -------------       -------------
                                                                                        (in thousands)
Increase  (decrease)  in cash and cash  equivalents  Cash flows  from  operating activities:
  Net income....................................................................$ 4,354             $ 3,668
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization................................... 12,400              10,680
     Amortization of loan costs.................................................    287                 266
     Change in operating assets and liabilities:
       Accounts receivable......................................................  1,319              (2,494)
       Prepaid expenses.........................................................   (286)               (582)
       Accounts payable.........................................................    726                (966)
       Accrued liabilities......................................................     66                 236
       Deferred revenue.........................................................     -                 (137)
       Advances (repayments) from (to) Cairn Energy PLC.........................     (6)                 50
                                                                                 ----------        ----------
Net cash provided by operating activities....................................... 18,860              10,721


Cash flows from investing activities:
 Exploration and development expenditures.......................................(42,117)            (19,275)
 Proceeds from sale of natural gas and crude oil properties.....................    503               1,841
 Increase in other equipment....................................................   (186)               (169)
                                                                                ---------         -----------
Net cash used in investing activities...........................................(41,800)            (17,603)

Cash flows from financing activities:
 Proceeds from long-term debt................................................... 21,500              10,000
 Repayment of long-term debt....................................................     -              (19,000)
 Issuance of Common Stock, Net  . . . . . . . . . . . . . . . . . . . . . . . .      -               16,598
 Exercise of stock options......................................................     42                 102
 Other   .......................................................................    (11)                (55)
                                                                                ---------          -----------
Net cash provided by financing activities....................................... 21,531               7,645
                                                                                ---------          -----------
Net change in cash and cash equivalents......................................... (1,409)               (763)
Cash and cash equivalents at beginning of period................................  3,553               2,182
                                                                                --------          ------------
Cash and cash equivalents at end of period......................................$ 2,144             $ 2,945
                                                                                =======             =======
Supplemental cash flow information -
 Interest paid in cash..........................................................$ 1,480             $ 1,832
                                                                                =======              ======


See accompanying notes.

                             CAIRN ENERGY USA, INC.

                          Notes to Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and the results of its cash flows for the nine months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") on March 5, 1996.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2.  Long-term debt.

Long-term debt at September 30, 1996 and December 31, 1995, consisted of the following:

                                                                September 30,                     December 31,
                                                                    1996                             1995
                                                                 -----------                      ------------
         Revolving credit agreement ............................$37,000,000                       $15,500,000
         Less: Current maturities of long-term debt.............  9,317,000                           -
                                                                 -----------                      ------------
         Long-term debt less current maturities.................$27,683,000                       $15,500,000
                                                                 ===========                      ============

     The Company has a credit agreement as amended (the INCC Credit Agreement) with ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation (INCC), Mees Pierson, N.V. (Mees Pierson), and Credit Lyonnais (Credit Lyonnais). At September 30, 1996, the Company had outstanding borrowings of $37.0 million under the INCC Credit Agreement. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended, (the Third Amendment) to decrease the addition to the INCC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million.

On November 7, 1996 the Company further amended (the Fourth Amendment) the INCC Credit Agreement. Under the Fourth Amendment, Credit Lyonnais joined as a lender under the INCC Credit Agreement. Also under the Fourth Amendment, the original facility under the INCC Credit Agreement was designated as Facility A and the maximum amount of the facility was increased in amount from $50 million to $75 million; provided, however, that the maximum amount available to the Company cannot exceed the borrowing base of its properties as determined from time to time by the lenders. The borrowing base under Facility A was reconfirmed as of November 7, 1996 as $50 million. The revolving period of borrowings under Facility A was extended from March 31, 1997 to September 30, 1997. On September 30, 1997 the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal on a revised schedule through March 31, 2001. The Company's ability to borrow under Facility A is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under Facility A will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under Facility A the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral.

INCC, Mees Pierson, N.V., and Credit Lyonnais have substantial discretion in determining the reserve value of the borrowing base.

In addition under the Fourth Amendment a second facility was created under the INCC Credit Agreement. This new standby credit facility, Facility B, is for the amount of $14 million. Facility B provides for three levels of borrowings of $5 million each by the Company. There are no restrictions on the Company's ability to borrow the first $5 million under Facility B and the amount borrowed may be used for general corporate purposes. The Company's ability to borrow under the further two levels of borrowings of $5 million and $4 million, respectively, under Facility B is dependent upon the Company establishing total proved reserves at certain levels and appropriate ratios between the Company's outstanding debt and the value of its proved reserves. The Company must also submit detailed proposals, acceptable to its lenders, outlining the manner in which the second two levels of borrowings under Facility B will be used in the development of the Company's oil and gas properties. Facility B is repayable on December 31, 1997. The interest margin over INCC reserve adjusted Eurodollar rate for Facility B varies from 3.25% to 3.75%, depending upon the ratio of the amount of the outstanding loans to the value of the Company's proved reserves. Under the INCC Credit Agreement, interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings or at the end of three months if the maturity of the Eurodollar borrowing is in excess of three months.

The INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. On Facility A the Company is obligated to pay a quarterly fee equal to 0.5% per annum of the unused portion of the borrowing base under the facility and a Letter of Credit fee for each Letter of Credit in the amount of 1.5% per annum of the face amount of such Letter of Credit. On Facility B the Company is obligated to pay a drawdown fee for each $5 million borrowed equal to 0.3% for the first $5 million, 1.15% for the second $5 million and 1.6% for the last $4 million. Also, the Company must pay 0.5% per annum on the undrawn portion of Facility B.


The carrying value of the Company's long-term debt approximates fair value.


3.  Property and Equipment.

The Company capitalized approximately $1.1 million and $941,000 of internal costs during the nine months ended September 30, 1996 and 1995, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

                             CAIRN ENERGY USA, INC.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Item 2 of this document includes "forwarding looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that is expectations will be achieved. Important factors ("Cautionary Disclosures") that could cause the actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors" in the Company's Prospectus, dated September 14, 1995 and under the caption "Oil and Gas Revenues" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and are disclosed in conjunction with the forward looking statements included herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures, including without limitation the President's Letter contained in the Third Quarter Report to Stockholders.

Results of Operations

The following table sets forth certain information regarding the production volumes of, average sales prices received for, average production costs associated with, and average depletion rate associated with the Company's sales of oil and gas for the periods indicated.

                                                             Three months                      Nine Months
                                                        ended September 30,               ended September 30,
                                                      ------------------------       -------------------------------
                                                       1996              1995              1996             1995
                                                     ----------        ----------       ----------        ----------

    Net Production:
      Gas (MMcf) ....................................$ 2,652           $ 2,930          $ 7,840           $ 8,187
      Oil (MBbl).....................................     74               130              216               350
    Average Sales Price:
      Gas (per Mcf) (1) .............................$  2.18           $  1.61          $  2.24           $  1.64
      Oil (per Bbl)..................................$ 21.24           $ 18.03          $ 20.48           $ 18.19
    Average Production Costs:
      (per Mcfe) (2).................................$  0.35           $  0.22          $  0.30           $  0.23
    Depletion rate: (per Mcfe) ......................$  1.44           $  1.05          $  1.34           $  1.03

    ------------------

(1) Includes natural gas liquids.
(2)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

Three months ended September 30, 1996 and 1995

Revenues. Total revenues increased $348,000 (5%) to $7.6 million for the three months ended September 30,1996 from $7.2 million for the three months ended September 30, 1995. Revenues increased as a result of higher oil and gas prices, partially offset by lower production volumes.

Expenses. Total expenses increased $752,000 (13%) to $6.7 million for the three months ended September 30, 1996 from $5.9 million for the three months ended September 30, 1995. An increase in depreciation, depletion and amortization ("DD&A") is the reason for the increase in expenses. DD&A increased $595,000 (15%) to $4.5 million for the three months ended September 30, 1996 from $3.9 million for the same period in 1995 due to an increase in the depletion rate. A significant part of the depletion rate increase is due to drilling and acquisition costs associated with exploration wells which were drilled during the first three quarters which were determined to be dry being added to the full cost pool without the addition of new reserves. Production costs increased $242,000 (29%) to $1.1 million for the three months ended September 30, 1996, from $833,000 for the same period in 1995 due primarily to pipeline transportation fees related to the production from Mustang Island Block 858, Vermilion Block 203 and Main Pass Block 262. Administrative costs decreased $70,000 (16%) to $358,000 for the quarter ended September 30, 1996, from $429,000 for the same quarter in 1995. During the third quarter of 1995, the Company incurred noncapitalized expenses relating to a secondary stock offering. Administrative costs in the third quarter of 1996 are less because of the absence of those expenses. Interest expense decreased a marginal amount for the three months ended September 30, 1996 compared with the same period in 1995.

Net Income. Net income decreased $404,000 (31%), or $(0.03) per share to $893,000, or $0.05 per share for the quarter ended September 30, 1996 from $1.3 million, or $0.08 per share for the same period in 1995. The primary reason for the decrease was higher DD&A expenses and production costs partially offset by increased oil and gas prices. Earnings per share were also less due to an increase in the average number of shares outstanding.

Nine months ended September 30, 1996 and 1995

Revenues. Total revenues increased $2.3 million (11%) to $22.4 million for the nine months ended September 30, 1996, from $20.1 million for the nine months ended September 30, 1995. The primary reason for the increase was higher oil and gas prices partially offset by lower production volumes.

Expenses. Total expenses increased $1.6 million (10%) to $18.0 million for the nine months ended September 30, 1996, compared with $16.4 million for the same period in 1995. An increase in DD&A is the reason for the increase in expenses. DD&A increased $1.7 million (16%) to $12.4 million for the nine months ended September 30, 1996, from $10.7 million for the same period in 1995 due to an increase in the depletion rate. A significant part of the depletion rate increase is due to drilling and acquisition costs associated with exploration wells which were drilled during the first three quarters of the year which were determined to be dry being added to the full cost pool without the addition of new reserves. Production costs increased $310,000 (13%) to $2.7 million for the first nine months of 1996 compared with $2.4 million for the same period in 1995 due primarily to pipeline transportation fees related to production from Mustang Island Block 858, Vermilion Block 203 and Main Pass Block 262. Administrative expense decreased $113,000 (9%) to $1.1 million for the nine months ended September 30, 1996, compared with $1.2 million for the same period in 1995. During the first nine months of 1995, the Company incurred non-capitalized expenses relating to a secondary stock offering. Administrative costs during the first nine months of 1996 are less because of the absence of those expenses. Interest expense decreased $336,000 (16%) to $1.8 million for the first nine months of 1996 compared with $2.1 million for the same period in 1995. Lower interest rates are the reason for the decrease.

Net Income. Net income increased $686,000 (19%), or $0.02 per share to $4.4 million or $0.25 per share for the nine months ended September 30, 1996, from $3.7 million, or $0.23 per share for the same period in 1995. The primary reason for the increase was higher oil and gas prices partially offset by decreased production and increased depletion costs.

Capital Resources and Liquidity

At September 30, 1996, the Company had existing cash and cash investments of $2.1 million. Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 1996 compared with $10.7 million for the same period in 1995. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) coupled with decreased working capital requirements. Net cash used in investing activities for the nine months ended September 30, 1996 was $41.8 million compared with $17.6 million for the same period in 1995. This increase was principally due to expenditures for exploration and development projects, including leasehold costs related to the 26 blocks acquired in the Gulf of Mexico Central Area Lease Sale in April 1996.

Net cash provided by financing activities for the first nine months of 1996 was $21.5 million compared with $7.6 million for the same period in 1995. The cash provided by financing activities for the period consisted mainly of borrowings under the Company's revolving credit facility which were used to fund a portion of the Company's capital spending program.

In the third quarter, the Company participated in a total of 3 exploration wells, two of which were successful. Two exploration wells, East Cameron Block 331 #A12 (Cairn WI 40%) and West Cameron Block 290 #3 (Cairn WI 2.25%), were drilled from existing platforms and are expected to begin production in the fourth quarter of 1996. Another exploration well, West Cameron Block 263 #2 (Cairn WI 50%) was plugged and abandoned in August.

In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company was the high bidder on 26 blocks in the Gulf of Mexico Central Area Lease Sale held on April 24, 1996. The Company's interest in these blocks ranges from 25 to 60 percent. All twenty-six of the blocks have been awarded and related lease bonuses paid through September 30, 1996 totaled $7.4 million.

The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flows from operations. The Company expects to continue with an active exploration program and to participate in additional exploration wells in the remainder of 1996 including West Cameron Block 588 #2, West Cameron Block 610 #1, South Timbalier Block 290 #1 and Main Pass Block 262 #3. The
Company expects capital expenditures during 1996 to total approximately $50 million. Plans for 1997 currently call for the drilling of thirteen exploration and two development wells. On this basis, and including estimated lease and data acquisition costs and development expenditures on currentlyidentified projects only, total capital expenditures in 1997 are forecast to be approximately $32 million. As of the date hereof, the Company's capital resources consisted primarily of borrowing capacity under the INCC Credit Agreement ($13.0 million under Facility A and up to $14 million under Facility B which are available to the Company assuming that it satisfies the conditions to borrow under such facilities) and cash flow from operations. Management believes that cash flow from operations along with the amounts available under the INCC Credit Agreement will be sufficient to finance the currently planned exploration and development expenditures.

If the Company is successful in a substantial number of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. Additionally, if the Company is unsuccessful in its currently scheduled exploration program, additional funds may be required in order to continue the exploration and development program. If necessary the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves or to reduce the exploration program. In addition, the Company does not act as operator with respect to most of its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note
2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1995 or the first nine months of 1996.

In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices, usually when such prices are at or in excess of the prices anticipated in the Company's operating budget, through the use of commodity futures, options, forward contracts and swap agreements. Hedging transactions are limited by the Board of Directors such that no transaction may fix an oil and gas price for a term of more than 12 months, and the aggregate oil and gas production covered by all transactions may not exceed 50% of the Company's budgeted production for any 12- month period from the date of the transaction or 75% of the Company's budgeted production for any single month from the date of the transaction. By hedging its oil and gas prices, the Company intends to mitigate the risk of future declines in oil and gas prices. Under certain contracts should oil or gas prices increase above the contract rate, the Company will not participate in the higher prices for the production.

The Company has entered into a number of gas price swap transactions under which the Company receives a fixed price per MMBtu and pays a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. In total under these contracts the Company has fixed the price of 4,065,000 MMBtu of gas for the period January to December 1996 at an average price of $2.018 per MMBtu of which 1,730,550 MMBtu (at an average price of $2.404 per MMBtu) related to the fourth quarter of the year. The Company has also fixed the price of 90,000 MMBtu for January 1997 at an average price of $2.750 per MMBtu. During the first nine months of 1996 and 1995 oil and gas revenues were decreased $2.1 million and increased $272,000, respectively, as a result of hedging transactions.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 - OTHER INFORMATION

None


Item 6 - Exhibits and Reports and Form 8-K
         (a)      Each of the following exhibits is filed herewith:


          10.1 Third Amendment to First Amended and Restated Credit Agreement, dated as of June 28, 1996, by and among Cairn Energy USA, Inc., Internationale Nederlanden (U.S.) Capital Corporation, as agent, and Internationale Nederlanden (U.S.) Capital Corporation and Meespierson N.V., as lenders. (with exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K).


          10.2 Fourth Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 1996, by and among Cairn Energy USA, Inc., ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation, as agent, and ING (U.S.) Capital Corporation, Meespierson N.V., and Credit Lyonnais New York Branch, as lenders (with certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K).


          27.1    Financial Data Schedule

            (b)      Reports on Form 8-K
                     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CAIRN ENERGY USA, INC.
                                                     (Registrant)




Date: November 8, 1996                       /s/ Michael R. Gilbert
                                            ------------------------
                                             Michael R. Gilbert
                                             President




                                             /s/ J. Munro M. Sutherland
                                             ----------------------------
                                             J. Munro M. Sutherland
                                             Senior Vice President and Treasurer
                                             (Principal Financial Officer)