Form 10-K
period 1996-12-31
CAIRN ENERGY USA INC
filed 1997-03-05
CIK 353153

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

        8115 PRESTON ROAD, SUITE 500
               DALLAS, TEXAS                                          75225
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (214) 369-0316
           Securities Registered Pursuant to Section 12(b) of the Act:
                                                        NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                 WHICH REGISTERED
                NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X          No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of February 28, 1997, 17,564,561 shares of common stock of the registrant were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was $145.5 million, based upon the closing sales price of the registrant's common stock on such date of $ 9 3/4 per share on the Nasdaq National Market as reported by The Wall Street Journal. For purposes of this computation, all executive officers, directors and 10% stockholders are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors or 10% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders scheduled to be held May 21, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference to
Part III of this report.



CORPDAL:61486.5  15467-00006

                             CAIRN ENERGY USA, INC.

                               INDEX TO FORM 10-K

PART I.........................................................................1
    ITEMS 1 AND 2. BUSINESS AND PROPERTIES.....................................1
        The Company............................................................1
        Business...............................................................1
        General................................................................1
        Principal Areas of Operations..........................................1
        Oil and Gas Reserves...................................................2
        Ryder Scott............................................................4
        Offshore Properties....................................................4
        Onshore Properties.....................................................5
        1996 Exploration Activity..............................................6
        1997 Exploration Activity..............................................7
        Drilling Activities....................................................8
        Productive Well Summary................................................8
        Volumes, Prices and Production Costs...................................9
        Development, Exploration and Acquisition Expenditures..................9
        Acreage...............................................................10
        Markets...............................................................10
        Competition...........................................................10
        Regulation............................................................11
        Operational Hazards and Insurance.....................................12
        Executive Officers of the Registrant..................................12
        Employees.............................................................13
        Title to Properties...................................................13
        Offices...............................................................13
    ITEM 3.    LEGAL PROCEEDINGS..............................................13
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

PART II.......................................................................14
    ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS....................................14
    ITEM 6.    SELECTED FINANCIAL DATA........................................15
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............16
        General...............................................................16
        Results of Operations.................................................16
        1996 Compared with 1995...............................................16
        1995 Compared with 1994...............................................17
        Capital Resources and Liquidity.......................................17
        Changes in Prices and Inflation.......................................19
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................20
    ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE...........................................20

PART III......................................................................20
    ITEMS 10 through 13.......................................................20
    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K....................................................45

GLOSSARY......................................................................48

SIGNATURES....................................................................50


CORPDAL:61486.5  15467-00006

                See the Glossary included on page 48 for definitions of certain oil and gas terms.

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

         The Company's principal executive offices are located at 8115 Preston Road, Suite 500, Dallas, Texas 75225 and its telephone number is (214) 369-0316.

                                    BUSINESS

GENERAL

         The Company explores for, develops and produces natural gas and oil reserves, principally on the Outer Continental Shelf ("OCS") of the Gulf of Mexico. The Company also has interests in properties in onshore areas, principally in the Appalachian region. At January 1, 1997, the Company's proved reserves, as reviewed by the Ryder Scott Company, independent petroleum engineers ("Ryder Scott"), were estimated to be approximately 111.4 BCFE, consisting of 82.0 Bcf of natural gas and 4.9 MMBbls of oil. At the same date, the present value of estimated future net cash flows, before income taxes and discounted at 10%, from the Company's estimated proved reserves ("Discounted Present Value") was $248.1 million, with approximately 97% attributable to its Gulf of Mexico proved reserves. For a further discussion of the Discounted Present Value reserve valuation method, see the section captioned "Oil and Gas Reserves."

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

         The Company generally limits exploration expenditures to amounts that can be financed through cash flows from operations and borrowings under the Company's credit facility. The Company's Board of Directors must expressly approve expenditures exceeding $1,500,000 for any single well. The Company's strategy with respect to the development of its proved reserves is to concentrate available resources on those prospects with the greatest potential to add to the Company's cash flows from operations while maintaining a diversity of development projects.

PRINCIPAL AREAS OF OPERATIONS

         All of the Company's properties are located in the United States, mainly in the OCS of the Gulf of Mexico. The Company also has properties onshore, principally in the Appalachian region.

         The focus of the Company's current activity is in the Gulf of Mexico. The Company's total daily production in 1996 averaged 27,910 Mcf of gas and 747 Bbls of oil, of which about 96% was from wells located in the Gulf of Mexico. Of the Company's total proved reserves of 111.4 BCFE at January 1, 1997, 104.9 BCFE, or approximately

CORPDAL:61486.5  15467-00006
                                                         1

94%, were attributable to properties in the Gulf of Mexico. The Company's total capital expenditures on oil and gas properties in 1996 were $49.0 million, virtually all of which were on properties in the Gulf of Mexico.

OIL AND GAS RESERVES

         Ryder Scott reviewed as of January 1, 1997 a report prepared by the Company of the net reserves attributable to the Company's oil and gas properties. The Company used the results from the Ryder Scott reserve review letter (the "Ryder Scott Reserve Review Letter") as the Company's reserves estimates. The average prices used in the computations were $3.99 per Mcf for gas and $23.63 per Bbl of oil. The results of the Ryder Scott Reserve Review Letter conform to the definition of proved reserves required by the Securities and Exchange Commission (the "Commission"), which assumes no change in economic conditions will occur in the future.

         The estimates as of January 1, 1997 of proved reserves, future net revenues from proved reserves and the Discounted Present Value of estimated future net revenues from such proved reserves set forth in this annual report were prepared by the Company and reviewed by Ryder Scott. For purposes of reviewing such estimates, Ryder Scott reviewed production data through December 1996 for properties representing 96.2% of the Company's estimated proved net gas reserves and 99.7% of the Company's estimated proved net oil and condensate reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of January 1, 1997, the Company and Ryder Scott assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve previously established for such property.

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

         In accordance with Commission guidelines, the estimates of the Company's proved reserves and Discounted Present Value of revenues therefrom are made using current lease and well operating costs estimated by the Company. Lease operating expenses for wells owned by the Company were estimated using a combination of fixed and variable- by-volume costs consistent with the Company's experience in the areas of such wells. For purposes of calculating future net revenues and the Discounted Present Value thereof, operating costs exclude accounting and administrative overhead expenses attributable to the Company's working interest in wells operated under joint operating agreements, but include administrative costs associated with production offices. The Discounted Present Value of proved reserves set forth herein should not be construed as the current market value of the estimated proved oil and gas reserves attributable to the Company's properties.


CORPDAL:61486.5  15467-00006
                                                         2

         The following table sets forth certain information regarding the Company's proved oil and gas reserves. The following information is based on the Company's estimated reserves as of January 1, 1997 as reviewed by Ryder Scott.

                                                                          PROVED RESERVES
                                        -----------------------------------------------------------------------------------
                                                                                                                  % OF
                                                                                                                 TOTAL
                                                     NATURAL      OIL AND                     DISCOUNTED       DISCOUNTED
                                          GROSS        GAS       CONDENSATE       TOTAL         PRESENT         PRESENT
                 FIELD                    WELLS       (MMCF)      (MBBLS)        (MMCFE)         VALUE           VALUE
                 -----                    -----      --------    ---------       -------        -------         ------
OFFSHORE:                                                                                    (IN THOUSANDS)
   East Cameron Blocks 331/332.........         14      24,533         1,677         34,595 $        87,839         35.4%
   Galveston Blocks 343/363............         17       3,262            11          3,328           8,968          3.6
   Ship Shoal Block 261................          1       3,100            59          3,454           8,522          3.5
   Matagorda Block 710.................          3       3,941            14          4,025           6,974          2.8
   Main Pass Blocks 300/301............          9         839            92          1,391           2,552          1.0
   East Cameron Blocks 349/350/355/356.          3       4,203         1,163         11,181          21,117          8.5
   Vermilion Block 203.................          7      10,602            72         11,034          24,611          9.9
   Main Pass Block 262.................          2       4,256            --          4,256          11,248          4.5
   Mustang Island Block 858............          3       6,189            81          6,675          15,247          6.2
   West Cameron Block 263..............          1       2,157            26          2,313           4,840          2.0
   South Timbalier Blocks 290/291......          1      10,641         1,682         20,733          45,720         18.4
   Other offshore......................         11       1,869            15          1,959           4,057          1.6
                                        ----------  ----------  ------------  ------------- ---------------    ----------
      Total offshore...................         72      75,592         4,892        104,944         241,695         97.4
ONSHORE:
   Appalachian region..................        238       3,277            --          3,277           3,899          1.6
   Other onshore.......................          4       3,169            --          3,169           2,508          1.0
                                        ----------  ----------  ------------  ------------- ---------------    ----------
      Total onshore....................        242       6,446            --          6,446           6,407          2.6
                                        ----------  ----------  ------------  ------------- ---------------  ----------
         Total.........................        314      82,038         4,892        111,390 $       248,102         100%
                                        ==========  ==========  ============  ============= ===============  ===========

         The following table sets forth certain information as of January 1, 1997 (based on the Company's estimated reserves as of January 1, 1997 as reviewed by Ryder Scott) with respect to the Company's proved oil and gas reserves and the Discounted Present Value of estimated future net revenues from such reserves before income taxes as of the date indicated.

                                                                              OIL AND
                                                          NATURAL           CONDENSATE          DISCOUNTED
                                                        GAS (MMCF)            (MBBLS)          PRESENT VALUE
                                                                                              (IN THOUSANDS)
Proved developed...............................            56,734                1,656 $          158,471
Proved undeveloped.............................            25,304                3,236             89,631
                                                ----------------- -------------------- ------------------
      Total....................................            82,038                4,892 $          248,102
                                                ================= ==================== ==================

         Since January 1, 1996, the Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the Commission.

         Part I of this document includes "forwarding looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors ("Cautionary Disclosures") that could cause the actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors" in the Company's
Prospectus, dated September 14, 1995 and under the caption "Oil and Gas Reserves" in this Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are disclosed in conjunction with the forward looking statements included herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are

CORPDAL:61486.5  15467-00006
expressly qualified in their entirety by the Cautionary Disclosures, including without limitation the President's Letter contained in the Annual Report to Stockholders.

RYDER SCOTT

         Ryder Scott has delivered the Ryder Scott Reserve Review Letter relating to the Company's oil and gas reserves. Ryder Scott is a nationally recognized firm of petroleum engineers specializing in evaluations of oil and gas reserves. No limitations were imposed by the Company upon Ryder Scott with respect to the investigations made or procedures followed by Ryder Scott in rendering such report, except that Ryder Scott was requested to review the estimate of the Company's proved reserves in compliance with the definition of proved reserves required by the Commission, which assumes no change in economic conditions will occur in the future. For reviewing certain of the Company's oil and gas reserves, Ryder Scott has been paid a fee of approximately $23,000.

OFFSHORE PROPERTIES

         East Cameron Blocks 331/332. These blocks are located 98 miles offshore Louisiana in 240 feet of water. The Company owns a 40% interest in the shallower horizons of Block 331 and a 20% interest in the deeper horizons of both blocks. The Company purchased an interest in these blocks in 1991 for $100,000, and in 1992 proposed the first exploratory well, which proved to be the discovery well for the field. The field commenced production in October 1994, and a total of eleven wells have now been completed. During 1996, East Cameron Blocks 331/332 produced an average of 9.4 MMcf of gas per day and 504 Bbls of oil per day net to the Company's interest, accounting for approximately 38% of the Company's production for the period. During 1996, three exploration wells were drilled, two successful and one dry hole. The two successful wells were completed and commenced production in late December 1996. Work planned for 1997 will include the drilling of one exploration well and sidetracking two existing wells. In addition to the drilling operations, two wells will undergo major recompletions. At January 1, 1997, the Company's net proved reserves in East Cameron Blocks 331/332 were 34.6 BCFE, with a discounted present value of approximately $87.8 million. Samedan Oil Company ("Samedan"), a subsidiary of Noble Affiliates, Inc., is the operator of East Cameron Blocks 331/332.

         East Cameron Blocks 349/350/355/356. The East Cameron Blocks 349/350/355/356 prospect area is located 110 miles offshore Louisiana in 300 feet of water. The Company's interests in Blocks 349 and 355 were acquired in the 1994 Gulf of Mexico Central Area Lease Sale while the Company's interest in Block 356 was acquired in a property swap by the Company in 1994. The Company's interest in Block 350 was acquired in the 1995 Gulf of Mexico Central Area Lease Sale. In May 1995, the Company participated in a new field discovery on East Cameron Block 356. The field is located 6 miles south of the Company's East Cameron Block 331/332 complex and was identified on the Company's 3-D seismic, which covers both areas. The discovery well, East Cameron 356 #1, was drilled directionally from a surface location on East Cameron Block 349 to a depth of 7,669 feet and encountered two hydrocarbon bearing Pleistocene sands based on wireline log analysis. The well has been suspended pending completion operations. An exploration well drilled from the same surface location as the 356 #1, East Cameron 350 #1, was spud on January 23, 1996. Based on wireline log analysis, this well encountered approximately 270 net feet of oil and gas pay. Platform installation is scheduled for early April 1997 following which completion of the two existing wells and the drilling of three further wells will take place. Full production from this complex is expected in the late third quarter 1997. The Company owns a 37.5% working interest in this block, which is operated by Enserch Exploration, Inc. ("Enserch").

         Galveston Blocks 343/363. Galveston 343/363 field is located 13 miles offshore Texas in 65 feet of water. The field is comprised of two adjacent federal lease blocks operated by an affiliate of Seagull Energy Corporation ("Seagull"). Production began in 1990. Natural gas and condensate are produced from 15 well completions on Blocks 343 and 363, from sands at depths of 7,100 feet to 8,500 feet. The wells on Block 343 produce through a four pile drilling and production platform. The well on Block 363 produces through a separate satellite platform that is tied by flowline to the Block 343 platform. Gas and condensate flow from Block 343 to shore through a 16-inch pipeline. During 1996, the average daily production net to the Company from this field was 2.9 MMcf of gas and 8 Bbls of condensate. In July 1996, the A-2 well was worked over and completed as a dual gas producer. The Company owns a 12% working interest in Block 343 and an 11.26% working interest in Block 363.

CORPDAL:61486.5  15467-00006

         Main Pass Block 262. This block is located 60 miles offshore Louisiana in 280 feet of water. Two wells were drilled in 1995 and 1996. First production from the wells began in March 1996 and averaged 3.5 Mmcfd net to the Company during 1996. In late 1996, a third well was drilled and subsea completed. It began producing in February 1997. The Company owns a 33% working interest in this block which is operated by CXY Energy, Inc.

         Main Pass Blocks 300/301. These blocks are located 22 miles offshore Louisiana in 200 feet of water. In April, 1996 an exploratory well was drilled into a new fault block. This well, the A-5, established new oil and gas reserves and is now producing. The Company owns a 15.3% working interest in Main Pass Blocks 300/301, which are operated by Walter Oil & Gas Corporation ("Walter Oil").

         Matagorda Block 710. This block is located 28 miles offshore Texas in 150 feet of water. In September 1993, the Company participated in a successful exploratory well on the block. Production commenced from two wells on the block in December 1994. Because of low reservoir pressure, production was erratic in 1996. Production averaged 1.4 MMcf per day net to the Company's interest. A compressor was added to the production platform in late 1996. The Company owns a 30% working interest in this block, which is operated by Murphy Exploration and Production Company.

         Mustang Island Block 858. This block is located 12 miles offshore Texas in approximately 90 feet of water. First production from the field commenced in July, 1997. Three wells are currently producing about 1.5 MMcf and 33 Bbl condensate per day net to the Company. An exploration well to target a separate structure on the block is being considered for drilling in the second half of 1997. The Company owns a 17.5% working interest in this block, which is operated by The Houston Exploration Company ("Houston Exploration").

         Ship Shoal Block 251. This block is located 54 miles offshore Louisiana in 160 feet of water. Production commenced from this field on February 13, 1995. In September 1996 production ceased from the second of two wells. No other production opportunities exist on this tract so the wells will be plugged and the platform removed in the summer of 1997. The Company owns a 25% working interest in this block which is operated by Union Pacific Resources Group Inc. ("UPRC").

         South Timbalier Blocks 290/291. The South Timbalier Block 290 Field is located 60 miles offshore in 395 feet of water. The prospect area is part of the four-block complex comprised of South Timbalier Blocks 290/291 and Ewing Bank Blocks 782/783. The Company acquired its interest in all four blocks in the 1996 Gulf of Mexico Central Area Lease Sale. The discovery well, South Timbalier 290 #1, was drilled directionally from a surface location on South Timbalier Block 291 to a bottom hole location on Block 290. This well, based on wireline log analysis, encountered over 150 feet of net true vertical thickness oil and gas pay. The well was temporarily abandoned in November 1996 pending completion once the production platform is in place. The Company and partners are currently evaluating several development scenarios for this field. Tentative plans are to set a drilling and production platform capable of handling 5,000 BOPD and 50 MMCFGPD. The Company operates this four-block complex and owns a 40% working interest.

         Vermilion Block 203. This block is located 56 miles offshore Louisiana in 100 feet of water. Five wells have been drilled and completed on the block. First production from this block was achieved on February 19, 1996 and production is now approximately 6.0 MMcf of gas per day net to the Company's interest. The Company owns a 50% working interest in this block, which is operated by Houston Exploration.

         Other Offshore Properties. The Company currently holds interest in 45 additional lease blocks offshore Texas and Louisiana, of which 10 are producing leases.

ONSHORE PROPERTIES

     Appalachian Region Properties. The Company holds interests in 238 wells producing natural gas primarily in Venango, Mercer and Crawford Counties in Pennsylvania. These wells, operated by Lomak Petroleum, Inc., produce from multiple completions in Silurian-aged Medina and other sands at depths of approximately 5,500 feet to 6,000 feet. The Company's working interests in these wells range from 4% to 100%, with an average of approximately 28%. The CORPDAL:61486.5 15467-00006
                                                         5

Company also holds a 20% interest in the local field gathering system and the pipeline that takes production from the wells in this area.

         Other Onshore Properties. The Company holds minor working and royalty interests in four additional wells in Texas and Oklahoma.

1996 EXPLORATION ACTIVITY

         In 1996 the Company participated in the drilling of 21 exploration wells, all in the OCS of the Gulf of Mexico. Eleven of the 21 wells were successful in finding commercial quantities of hydrocarbons and have been or will be completed for production.

         On the four-block area which comprises East Cameron Blocks 349/350/355/356, the Company participated in a successful exploration well, East Cameron 356 #1, in May 1995. A well targeting a separate structure on East Cameron Block 356 was spud on December 25, 1995 but was plugged and abandoned in February 1996 after encountering a low gas saturated sand. A third exploration well, East Cameron 350 #1, was spud on January 23, 1996. Based on wireline log analysis, this well encountered a total of 270 net feet of oil and gas pay in four sands. The Company has a 37.5% working interest in all four blocks, which are operated by Enserch.

         On South Timbalier Block 249 an exploration well was spud in December 1995. Despite promising shows in South Timbalier 249 #1, a sidetrack found the target sands wet. The Company operated this well and owns a 50% working interest in this block.

         An exploration well to test certain deeper sands on Vermilion Block 203 was spud on November 28, 1995. The Vermilion 203 A-2 well encountered no reservoir sands below 15,000 feet and has been temporarily abandoned. In April 1996, an exploration well to test certain shallow sands on this block encountered over 100 feet of net gas pay. The Vermilion 203 A-5 well was completed and brought on production in May 1996. The Company owns a 50% working interest in this block, which is operated by Houston Exploration.

         In January 1996, an exploration well was spud on Ship Shoal Block 251. This well was plugged and abandoned in February. The Company owns a 25% interest in Ship Shoal Block 251, which is operated by UPRC.

         In January, an exploration well was drilled on Ship Shoal Block 261. After encountering the target sands non- hydrocarbon bearing, this well was plugged back and sidetracked to a location higher on the geologic structure. This well encountered 76 feet of net gas pay in a single sand body. A production platform is scheduled for installation in early April 1997. At this time, the well will be completed and is expected to begin producing in May 1997. The Company owns a 50% working interest in and operates this development.

         In April 1996, the Company participated in an exploration well on Main Pass Block 301. This well discovered oil and gas in a separate fault block adjacent to the existing producing field. This well was completed and commenced production in May 1996. The Company owns a 15.3% working interest in this Walter Oil operated well.

         In July 1996, the Company participated in a discovery on West Cameron Block 263. This well encountered 51 feet of net gas pay in a single sand. Installation of a production facility is scheduled for the third quarter 1997. A second exploration well targeting a separate geologic feature was drilled in August 1996. This well was plugged and abandoned. The Company is the operator of West Cameron Block 263 and owns a 50% working interest.

         In July the Company participated in an exploration well on Brazos Block
377. Although this well discovered hydrocarbons, the Company elected not to participate in the completion. The Company owns a 33% working interest in Brazos Block 377.

         The Company participated in three exploration wells on East Cameron Blocks 331/332, which is operated by Samedan. The first well (A-11) was spud in April 1996 from the East Cameron Block 332 platform and drilled to a bottom hole location on an adjacent farm-in block (East Cameron Block 337.) This well reached total depth in July after several sidetracks and found the target sands non-productive. This well bore was suspended for a future sidetrack to

CORPDAL:61486.5  15467-00006
                                                         6
a location on East Cameron Block 332 as a development well. The Company participated in this well at a 13% working interest and will participate in the sidetrack of the well with a 20% working interest. In August 1996, the Company participated in further exploratory well, the A-12. This well discovered 52 feet of net pay in two sands and commenced production in late December 1996. The Company owns a 40% working interest in this well. In September 1996, the Company participated in the drilling of a combination development/exploratory well, the A-13. This well encountered 165 feet of net oil and gas pay in four sands. The fourth sand, the deeper exploratory objective, had 70 feet of net pay in a single sand. This well was completed and commenced production in late December 1996. The Company owns a 20% working interest in this well.

         In September 1996, the Company participated in an exploratory well on Brazos Block 501. This well encountered the target sands water bearing and the well was plugged and abandoned. The Company owned a 33% working interest in this well.

         The Company participated in an exploratory well on South Timbalier Block 290 which was spud in October. This well was drilled directionally to a measured depth of 15,830 feet and discovered over 150 feet of true vertical thickness oil and natural gas pay in several sands. Development plans for this discovery including the sizing of the platform are being prepared. The Company operates South Timbalier Block 290 and owns a 40% working interest in the discovery and the four-block complex which is comprised of South Timbalier Blocks 290/291 and Ewing Bank Blocks 782/783.

         In November 1996, the Company participated in an exploration well on West Cameron Block 588. This well encountered low gas saturated sands and was subsequently plugged and abandoned. The Company had a 25% working interest in this well which was operated by Samedan.

         Also in November 1996, the Company participated in an exploratory well in Main Pass Block 262. This well encountered 49 feet of net gas pay in a single sand body. This well has been contemplated via a subsea well head and flowline and tied back to the main production platform on the block. This well commenced production in February 1997. The Company owns a 33% working interest in this field.

         In December 1996, the Company participated in an unsuccessful exploration well on West Cameron Block 610. Further exploration potential remains on the block. The Company owns a 37.5% working interest in and operates this block.

         Two minor working interest exploration wells, West Cameron Block 60 B-1 (CEUS W.I. 4.38%) and West Cameron 290 A-3 (CEUS W.I. 2.25%), drilled during the year, were successful in finding commercial quantities of hydrocarbons. Both wells were drilled from existing platforms with one well currently producing with the other waiting for additional production equipment.

1997 EXPLORATION ACTIVITY

         The Company's current drilling plans for 1997 include the drilling of ten exploration and six development wells. Three further exploration wells may be drilled and additional wells may be brought forward for drilling throughout the course of the year.

         The Company plans to continue to pursue new lease acquisitions at Federal lease sales and through farm-in opportunities in the Gulf of Mexico.

         The Company has over 150,000 miles of 2-D seismic data covering the Gulf of Mexico and had 3-D seismic data with coverage exceeding 100 offshore blocks. All of the Company's seismic data is continually used for prospect generation and enhancing existing Company owned leaseholds.


CORPDAL:61486.5  15467-00006
                                                         7

DRILLING ACTIVITIES

         The Company drilled, or participated in the drilling of, the following numbers of total wells during the periods indicated.


                                                                           YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                        1994                          1995                        1996
                                                ---------------------         --------------------         -------------------
                                                     GROSS       NET              GROSS       NET              GROSS       NET
Total Wells
   Gas........................................           9       1.85                 8      2.58                10      3.28
   Oil........................................           1        .15                --        --                 1       .15
   Dry........................................          --         --                 5      1.35                10      3.55
                                                ----------  ---------          --------- ---------          ---------  --------
      Total...................................          10       2.00                13      3.93                21      6.98
                                                ========== ==========         ========= ==========         =========  ========
Development Wells
   Gas........................................           3        .61                --        --                --        --
   Oil........................................          --         --                --        --                --        --
   Dry........................................          --         --                --        --                --        --
                                                ---------- ----------         --------- ----------         ---------  --------
      Total...................................           3        .61                --        --                --        --
                                                ========== ==========         ========= ==========         =========  ========
Exploratory Wells
   Gas........................................           6       1.24                 8      2.58                10      3.26
   Oil........................................           1        .15                --        --                 1       .15
   Dry........................................          --         --                 5      1.35                10      3.55
                                                ---------- ----------         --------- ----------         ---------  --------
      Total...................................           7       1.39                13      3.93                21      6.98
                                                ========== ==========         ========= ==========         =========  ========

         The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company. From 1994 through 1996, the Company has drilled and completed 29 gross (8.01 net) productive wells.

         The Company owns no drilling rigs. All of the Company's drilling activities are conducted by independent contractors on a day-rate basis or under standard drilling contracts.

PRODUCTIVE WELL SUMMARY

         The following table sets forth certain information regarding the Company's ownership as of December 31, 1996 of productive wells in the areas indicated.


                                                                           PRODUCTIVE WELLS
                                         -------------------------------------------------------------------------------------
                                                     GAS                            OIL                          TOTAL
                                         ------------------------       -----------------------      -------------------------
                                                GROSS        NET               GROSS        NET             GROSS         NET
Gulf of Mexico(1)......................            85       17.99                  7       1.52                 92       19.51
Appalachian region.....................           238       65.93                 --         --                238       65.93
Other onshore..........................             4        1.39                 --         --                  4        1.39
                                         ------------ -----------       ------------ ----------      ------------- -----------
         Total.........................           327       85.31                  7       1.52                334       86.83
                                         ============ ===========       ============ ==========      ============= ===========


(1)  A majority of these wells have completions in multiple pay zones.

CORPDAL:61486.5  15467-00006

VOLUMES, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, the Company's sales of oil and gas for the periods indicated.


                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                   1994           1995           1996
                                                                               --------------  ------------  ---------
Net Production:
   Gas (MMcf)............................................................          3,940        10,403           10,215
   Oil (MBbls)...........................................................          100.1         430.8            273.5
      Total (MMCFE)......................................................          4,541        12,988           11,856
Average Sales Price:
   Gas ($/Mcf)(1)(2)..................................................... $         1.99  $       1.70  $          2.35
   Oil ($/Bbl)........................................................... $        14.35  $      18.14  $         21.41
Average Production Cost:
   ($/MCFE)(3)........................................................... $         0.50  $       0.24  $          0.31
Depletion Rate:  ($/MCFE)                                                 $         0.94  $       1.04  $          1.33


(1)   Includes natural gas liquids.

(2)   $2.35 per Mcf in 1996 is the price net of hedging transactions.  The average price per Mcf excluding hedging transactions was $2.58 per Mcf.

(3)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

         The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.


                                                                              YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                    1994                1995                 1996
                                                             ------------------  ------------------      -----------
                                                                                   (IN THOUSANDS)
Development Costs..........................................  $           11,683  $      14,105       $            9,184
Exploration Costs..........................................               7,827         16,529                   32,566
Acquisition Costs:
   Proved Properties.......................................               1,405             --                       --
   Unevaluated Properties..................................              24,984         (1,372)*                  7,197
                                                             ------------------  ------------------  ------------------

      Total Capital Expenditures...........................  $           45,899  $      29,262       $           48,947
                                                             ==================  ==================  ==================



*  This $1.372 million is net of an adjustment of $3.9 million to the consideration paid for an acquisition in 1994.


CORPDAL:61486.5  15467-00006
                                                         9

ACREAGE

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1996. Acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests is insignificant and, therefore, excluded.

                                           DEVELOPED                      UNDEVELOPED                          TOTAL
                                     ----------------------         ------------------------         -------------------------
                                        GROSS        NET               GROSS         NET                GROSS          NET
Gulf of Mexico.....................     121,573      28,115             239,611       90,694             361,184       118,809
Appalachian region.................       8,590       2,288                  --           --               8,590         2,288
Other onshore......................       2,560         915                  --           --               2,560           915
                                     ----------  ----------         -----------  -----------         -----------  ------------
         Total.....................     132,723      31,318             239,611       90,694             372,334       122,012
                                     ==========  ==========         ===========  ===========         ===========  ============

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

         Gas Sales. The Company sells substantially all of its gas production on the spot market. Generally, the Company's gas production is sold under short-term contracts. Total sales of gas accounted for 68.2% and 78.9% of the Company's revenues during 1995 and 1996, respectively. The weighted average prices of the gas sold by the Company under the various month-to-month spot gas contracts were $1.70 and $2.35 per Mcf of natural gas during 1995 and 1996, respectively.

         The following table lists purchasers of the Company's natural gas that accounted for more than 10% of total revenues for the years indicated:

                                                             Year ended December 31,
                                                              1995              1996
Coastal Corporation.....................................       22%              39%
Enron Capital and Trade Resources.......................       --               10%
Penn Union Energy Services..............................       --               16%
Samedan Oil Corporation.................................       12%              --

         Oil Sales. Generally, the Company's oil production is sold to various purchasers under short-term arrangements at prices negotiated by third parties, but at prices no less than such purchasers' posted prices for the respective areas less standard deductions. Total sales of oil accounted for 30.1% and 19.3% of the Company's revenues during 1995 and 1996, respectively. Samedan Oil Corporation purchased oil production from the Company in 1995 and 1996 that amounted to 20% and 14%, respectively, of the Company's total revenues. The Company believes that the loss of a purchaser of its oil would not have a material adverse effect on its results of operations due to the availability of other purchasers for its oil.

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

CORPDAL:61486.5  15467-00006

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

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a

CORPDAL:61486.5  15467-00006
facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

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

OPERATIONAL HAZARDS AND INSURANCE

         The Company maintains insurance of various types to cover its operations. Ultimate limits provided under such liability policies are $75 million. In addition, the Company maintains operator's extra expense coverage that provides for care, custody and control of wells drilled or completed by the Company. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse affect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

            NAME         AGE                              POSITION
Michael R, Gilbert       47      President, Chief Executive Officer and Director
J. Munro M. Sutherland   42      Senior Vice President, Chief Financial Officer,
                                   Treasurer and Director
Robert P. Murphy         38      Vice President--Exploration and Director
A. Allen Paul            54      Vice President--Marketing & Administration
Susan H. Rader           45      Secretary and Land Manager

CORPDAL:61486.5  15467-00006

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

     J. Munro M. Sutherland has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 1993. Mr. Sutherland has been a director of the Company since June 1993. From 1988 to October 1993, Mr. Sutherland was the Finance Director of Cairn Energy PLC, formerly the Company's majority stockholder and an independent oil and gas exploration and production company ("Cairn PLC"). He was a nonexecutive director of Cairn PLC from November 1, 1993 until August 31, 1994. Mr. Sutherland is a member of the Institute of Chartered Accountants of Scotland.

     Robert P. Murphy joined Cairn USA in 1990 as an exploration geologist and became the Company's Vice President--Exploration in March 1993. Mr. Murphy was elected a director of the Company in May 1996. From 1984 to 1990, Mr. Murphy served as an exploration geologist for Enserch, an oil and gas company. Mr. Murphy holds a M.S. in geology from The University of Texas at Dallas.

     A. Allen Paul has served as Vice President-Marketing & Administration since May 1996. Mr. Paul was Vice President-Finance of the Company from September 1992 to May 1996. From September 1992 to November 1993 Mr. Paul was Treasurer of the Company. From April 1990 to August 1992 Mr. Paul was Vice President-Finance for Rosco Wallcovering, Inc., a company specializing in the wholesale distribution of wallpaper. Mr. Paul is a Certified Public Accountant.

         Susan H. Rader has served as Secretary of the Company and as a Petroleum Land Manager since September 1992. From Cairn USA's inception in March 1989 until the Merger in September 1992, Ms. Rader served as Assistant Secretary and as a petroleum land manager for Cairn USA.

EMPLOYEES

         At December 31, 1996, the Company had 19 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

OFFICES

         The Company leases approximately 11,000 square feet of office space in Dallas, Texas under a lease that expires in July 2001.

ITEM 3.    LEGAL PROCEEDINGS

CORPDAL:61486.5  15467-00006
                                                        13

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NNM") under the symbol "CEUS." The following table sets forth the high and low sales prices for the Common Stock from January 1, 1995 to February 28, 1997.


YEAR                                                                                              HIGH        LOW
1995
      First Quarter...................................................................             8 3/4       7 3/8
      Second Quarter..................................................................            11           8 1/2
      Third Quarter...................................................................            12 3/4      10 3/8
      Fourth Quarter..................................................................            14 1/8      11 3/8
1996
      First Quarter...................................................................            14 1/8      10
      Second Quarter..................................................................            14 3/4      10 1/4
      Third Quarter...................................................................            14 3/4       9 1/4
      Fourth Quarter..................................................................            12 5/8       9 3/8
1997
      First Quarter (through February 28, 1997).......................................            12 1/8       9 7/16

    The high and low sales prices for the Common Stock were reported by the NNM.

         As of February 28, 1997, the Company had 17,564,561 outstanding shares of Common Stock held by approximately 611 stockholders of record.

         The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors has never declared dividends on the Common Stock and does not plan to do so in the foreseeable future. Pursuant to the terms of the Company's credit facility (the "INCC Credit Agreement") with ING (U.S.) Capital Corporation ("INCC"), MeesPierson, N.V. ("MeesPierson") and Credit Lyonnais (Credit Lyonnais), the Company is not permitted to pay or declare any cash or property dividends or otherwise make any distribution of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.


CORPDAL:61486.5  15467-00006
                                                        14

ITEM 6.    SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years December 31, 1992, 1993, 1994, 1995, and 1996 have been derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company, the Company's Consolidated Financial Statements, related notes thereto, schedules and other financial information of the Company included elsewhere herein.


                                                                          YEAR ENDED DECEMBER 31,
                                                            1992         1993         1994          1995         1996
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Crude oil and natural gas..................... $      14,035  $   13,490  $      9,494  $    25,742  $     30,016
     Other revenue.................................            59          59           206          217           331
                                                    -------------  ----------  ------------  -----------  ------------
         Total revenues............................        14,095      13,549         9,700       25,959        30,347
Expenses:
     Lease operating expenses and production taxes.         3,766       3,826         2,274        3,101         3,731
     Depreciation, depletion and amortization......         6,792       5,654         4,328       13,616        15,973
     Administrative expenses.......................           774       1,266         1,330        1,507         1,482
     Interest......................................         1,193       1,045         1,114        2,500         2,523
                                                    -------------  ----------  ------------  -----------  ------------
         Total expenses............................        12,525      11,791         9,046       20,724        23,709
                                                    -------------  ----------  ------------  -----------  ------------
Income (loss) before minority interest and
extraordinary item.................................         1,570       1,758           654        5,235         6,638
Minority interest in net loss of Omni..............           245          --            --           --            --
Extraordinary item--loss on early extinguishment of
debt...............................................            --        (248)           --           --            --
                                                    -------------  ----------- ------------  -----------  ------------
Net income (loss).................................. $       1,815  $    1,474  $        654  $     5,235  $      6,638
                                                    ============== =========== ============= ============ ============
Net income (loss) per common and common equivalent
share.............................................. $        0.18  $     0.13  $       0.05  $      0.32  $       0.38
                                                    ============== =========== ============= ============ ============
Weighted average common and common equivalent
shares outstanding.................................        10,048      11,260        13,259       16,422        17,559
                                                    ============== =========== ============= ============ ============
STATEMENTS OF CASH FLOWS DATA:
Net income (loss).................................. $       1,815  $    1,474  $        654  $     5,235  $      6,638
Depreciation, depletion and amortization...........         6,792       5,654         4,328       13,616        16,019
Other non-cash charges (credits)...................          (137)        414           223          355           367
Net change in operating assets and liabilities.....             2         841         1,148       (3,361)        3,999
Net cash provided by operating activities..........         8,472       8,383         6,353       15,845        27,023
Net cash used in investing activities..............        (7,574)     (9,519)      (17,208)     (23,080)      (49,922)
Net cash provided by (used in) financing activities          (212)        564        12,694        8,606        25,784

                                                                               DECEMBER 31,
                                                         1992         1993         1994          1995         1996
                                                    -------------- ----------- ------------- ------------ --------
                                                                              (in thousands)
BALANCE SHEET DATA:
Total assets....................................... $      46,100  $   49,629  $      89,181 $   106,811  $    143,358
Working capital (deficit)..........................        (1,029)        877            514         815         1,004
Advances from Cairn Energy PLC.....................         2,609          --             --          --            --
Long-term debt, less current maturities............        15,917       9,600         23,500      15,500        42,000
Stockholders' equity...............................        22,893      37,890         61,798      83,786        90,538




CORPDAL:61486.5  15467-00006
                                                        15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the consolidated results of operation and financial condition of the company for each of the years in the three-year period ended December 31, 1996 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included elsewhere herein.

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



                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                           1994         1995           1996
                                                       ------------- -----------   ----------
Net Production:
   Gas (MMcf)...................................... $       3,940      10,403           10,215
   Oil (MBbls).....................................         100.1       430.8            273.5
Average Sales Price:
   Gas (per Mcf)(1)(2)............................. $        1.99 $      1.70     $       2.35
   Oil (per Bbl)................................... $       14.35 $     18.14     $      21.41
Average Production Cost:
   (per MCFE)(3)................................... $        0.50 $      0.24     $       0.31
Depletion Rate:
   (per MCFE)...................................... $        0.94 $      1.04     $       1.33

(1)   Includes natural gas liquids.

(2) $2.35 per Mcf in 1996 is the price net of hedging transactions. The average price per Mcf excluding hedging transactions was $2.58 per Mcf.

(3)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.

1996 COMPARED WITH 1995

      Revenues. Total revenues increased $4.3 million (17%) to $30.3 million for 1996 from $26.0 million for 1995. The increase in revenues was due to higher average oil and gas prices in 1996, partially offset by decreases in production. The decreases in production resulted from the natural production rate decline in the Company's properties developed prior to 1996 exceeding new production from wells brought online in 1996.

CORPDAL:61486.5  15467-00006
                                                        16

      Expenses. Total expenses increased $3.0 million (14%) to $23.7 million for 1996 from $20.7 million for 1995. An increase in depreciation, depletion and amortization ("DD&A") is the primary source for the increase in expenses. DD&A increased $2.4 million (17%) to $16.0 million for 1996 from $13.6 million in 1995 due to an increase in the depletion rate partially offset by the decrease in production. Lease operating costs and production taxes increased $630,000 (20%) to $3.7 million for 1996 compared with $3.1 million for 1995 due primarily to pipeline transportation fees related to the production from Mustang Island Block 858, Vermilion Block 203 and Main Pass Block 262. Changes in administrative costs and interest expense were insignificant.

      Net Income. Net income increased $1.4 million (27%) to $6.6 million for 1996 from $5.2 million in 1995. The primary reason for the increase in net income was increased oil and gas prices.

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

     Net Income. Net income increased $4.6 million (700%) to $5.2 million for 1995 from $654,000 in 1994. The primary reason for the increase in net income was the increase in production.

CAPITAL RESOURCES AND LIQUIDITY

   At December 31, 1996, the Company had existing cash and cash investments of $6.4 million. Net cash provided by operating activities was $27.0 million for 1996, compared with $15.8 million for 1995. The primary reason for this increase in cash provided by operating activities was higher results of operations (or earnings before depreciation, depletion and amortization) coupled with decreased working capital requirements. Net cash used in investing activities for 1996 was $49.9 million compared with $23.1 million in 1995. This increase was principally due to expenditures for exploration and development prospects.

   Net cash provided by financing activities for 1996 was $25.8 million compared with $8.6 million in 1995. The cash provided by financing activities during 1996 was from net borrowings under the Company's revolving credit facility.


   In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. The Company is currently pursuing a number of existing exploration prospects and plans to participate in Gulf of Mexico lease sales during 1997.


CORPDAL:61486.5  15467-00006
                                                        17

   The Company's operating needs and capital spending programs have been funded by borrowing under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flow from operations. The Company expects to continue with an active exploration program and plans to drill ten additional exploration wells and six development wells in 1997. The Company expects capital expenditures during 1997 to total approximately $47 million. At December 31, 1996, the Company's capital resources consisted primarily of cash flow from operations and available borrowing capacity under the INCC Credit Agreement. Management believes that cash flow from operations along with the amount available under the INCC Credit Agreement will be sufficient to finance the currently planned capital expenditures through December 1997.

   If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. Additionally, if the Company is unsuccessful in its currently scheduled exploration program, additional funds may be required in order to continue the exploration and development program. If necessary, the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves and may require the Company to curtail its exploration and development program. In addition, the Company does not act as operator with respect to a majority of its properties. The Company may not be able to control the exploration or development activities or the associated costs with respect to properties operated by other parties.

   Credit Facility. The Company has a credit agreement as amended (the INCC Credit Agreement) with ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation (INCC), Mees Pierson, N.V. (Mees Pierson) and Credit Lyonnais (Credit Lyonnais) (together, the bank group). The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5% at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended (the Third Amendment) to decrease the addition to the INCC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million.

   On November 7, 1996 the Company further amended (the Fourth Amendment) the INCC Credit Agreement. Under the Fourth Amendment, Credit Lyonnais joined as a lender under the INCC Credit Agreement. Also under the Fourth Amendment, the original facility under the INCC Credit Agreement was designated as Facility A and the maximum amount of the facility was increased in amount from $50 million to $75 million; provided, however, that the maximum amount available to the Company cannot exceed the borrowing base of its properties as determined from time to time by the lenders. The borrowing base under Facility A was reconfirmed as of November 7, 1996 as $50 million. The revolving period of borrowings under Facility A was extended from March 31, 1997 to September 30, 1997. On September 30, 1997 the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal on a revised schedule through March 31, 2001. The Company's ability to borrow under Facility A is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under Facility A will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under Facility A, the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral. INCC, Mees Pierson, N.V., and Credit Lyonnais have substantial discretion in determining the reserve value of the borrowing base.

   In addition, a second facility was created under the Fourth Amendment. This new standby credit facility, Facility B, is for the amount of $14 million. Facility B provides for three levels of borrowings by the Company, two of $5 million each and one of $4 million. There are no restrictions on the Company's ability to borrow the first $5 million under Facility B and the amount borrowed may be used for general corporate purposes. The Company's ability to borrow under the further two levels of borrowings of $5 million and $4 million, respectively, under Facility B is dependent upon the Company establishing total proved reserves at certain levels and appropriate ratios between the Company's outstanding debt and the value of its proved reserves. The Company must also

CORPDAL:61486.5  15467-00006
submit detailed proposals, acceptable to its lenders, outlining the manner in which the second two levels of borrowings under Facility B will be used in the development of the Company's oil and gas properties. Facility B is repayable on December 31, 1997. The interest margin over INCC reserve adjusted Eurodollar rate for Facility B varies from 3.25% to 3.75%, depending upon the ratio of the amount of the outstanding loans to the value of the Company's proved reserves. Under the INCC Credit Agreement, interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings or at the end of three months if the maturity of the Eurodollar borrowing is in excess of three months.

   The Company is currently negotiating with the bank group regarding a further amendment to the INCC Credit Agreement. The Company has requested that the borrowing base under Facility A of the INCC Credit Agreement be increased from $50 million to $65 million. At the same time, the amount of Facility B would be reduced from $14 million to $10 million and certain changes would be made to the conditions attaching to Facility B. No assurance can be given that the bank group will agree to such requests and any such agreement with respect to such request will be subject to the negotiation and execution of a definitive amendment to the INCC Credit Agreement.

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

   The Company expects to have to negotiate an extension of the revolving nature of the credit facility or to negotiate a new credit facility before the end of the year.

   The carrying value of the Company's long-term debt approximates fair value.

   The  following   table   illustrates  the  borrowing  base,  the  outstanding
borrowings and the available borrowings under the INCC Credit Agreement at December 31, 1996.

                                                            BORROWING       OUTSTANDING       AVAILABLE
                                                              BASE          BORROWINGS       BORROWINGS
Credit Facility
   Facility A.........................................  $     50,000,000 $     42,000,000  $    8,000,000
   Facility B.........................................        14,000,000               --      14,000,000
                                                        ---------------- ----------------  --------------
                                                        $     64,000,000 $     42,000,000  $   22,000,000
                                                        ================ ================  ==============

         The Company  believes that available  borrowings  under the INCC Credit
Agreement combined with cash flows from the operations will be sufficient to fund its currently anticipated development and exploration expenses. If the Company is successful in substantially all of its currently scheduled exploration prospects, additional funds will be required in order to conduct the necessary development activities. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves. In addition, the Company does not act as operator with respect to most of its properties. Therefore, the Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

         Net Operating Losses. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $48 million. The net operating losses will expire principally in 2005 through 2010, if not previously utilized. Utilization of approximately $26 million of net operating loss is subject to limitations because of previous changes in ownership of the Company, as defined in the Internal Revenue Code. Additional net operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.

CHANGES IN PRICES AND INFLATION

         The Company's revenues and the value of its oil and gas properties have

CORPDAL:61486.5  15467-00006
been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain its current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1994, 1995 or 1996.

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

         The Company has entered into a number of gas price swap transactions under which the Company receives a fixed price per MMBtu and pays a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. In total under these contracts the Company fixed the price of 4,065,000 MMBtu of gas for 1996 at an average price of $2.018 per MMBtu. Gas revenues were reduced $2.4 million and increased $323,000 in 1996 and 1995, respectively, as a result of hedging transactions. The Company has fixed the price of 630,000 MMBtu of gas for the period January to March 1997 at an average price of $3.32 per MMBtu.

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

         See Index to Consolidated Financial Statements included on page 21 herein.

ITEM 9.           CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10 THROUGH 13.

         The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1996, except for the information regarding executive officers that is provided in a separated caption, "Executive Officers of the Registrant," and is included in Item 1 and 2 in Part I of this Form 10-K.

CORPDAL:61486.5  15467-00006

                             Cairn Energy USA, Inc.

                   Index to Consolidated Financial Statements


                                                                            Page

   Report of Independent Auditors.........................................    22

   Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1995 and 1996.........    23

     Consolidated Statements of Operations for the years ended
       December 31, 1994, 1995, and 1996..................................    24

     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1994, 1995, and 1996............................    25

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1994, 1995, and 1996..................................    26

     Notes to Consolidated Financial Statements...........................    27

                         Report of Independent Auditors

Board of Directors
Cairn Energy USA, Inc.

We have audited the accompanying consolidated balance sheets of Cairn Energy USA, Inc. (the Company), as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cairn Energy USA, Inc., at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Dallas, Texas
February 21, 1997

                             Cairn Energy USA, Inc.

                           Consolidated Balance Sheets

                                                                                                DECEMBER 31,
                                                                                         ---------------------------
                                                                                            1995          1996
                                                                                         ------------  ------------
                                                                                                 (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents.............................................................$    3,553    $    6,438
   Accounts receivable...................................................................     4,340         4,904
   Prepaid expenses......................................................................       447           482
                                                                                         ------------  ------------
     Total current assets................................................................     8,340        11,824

Property and equipment, at cost:
   Oil and gas properties, based on full-cost accounting.................................   157,100       205,544
   Other equipment.......................................................................       712           958
                                                                                         ------------  ------------
                                                                                            157,812       206,502

   Less accumulated depletion, depreciation, and amortization............................    59,905        75,877
                                                                                         ------------  ------------
                                                                                             97,907       130,625

Deferred charges, net of amortization....................................................       564           909
                                                                                         ============  ============
     Total assets........................................................................  $106,811      $143,358
                                                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................................$      499    $    6,303
   Accrued lease operating expenses......................................................       578           492
   Accrued well costs....................................................................     6,194         3,803
   Other accrued liabilities.............................................................       254           222
                                                                                         ------------  ------------
     Total current liabilities...........................................................     7,525        10,820

Long-term debt...........................................................................    15,500        42,000

Contingencies (Notes 3, 7, and 8)                                                                 -             -

Stockholders' equity:
   Preferred stock, $.01 par value: 5,000,000 shares authorized; none issued                      -             -
   Common stock, $.01 par value: 30,000,000 shares authorized;
     shares issued and outstanding:  December 31, 1995  - 17,550,480
     and December 31, 1996 - 17,564,128..................................................       176           176
   Additional paid-in capital............................................................    94,720        94,834
   Accumulated deficit...................................................................   (11,110)       (4,472)
                                                                                         ------------  ------------
     Total stockholders' equity..........................................................    83,786        90,538
                                                                                         ------------  ------------
      Total liabilities and stockholders' equity..........................................$ 106,811     $ 143,358
                                                                                         ============  ============

                             See accompanying notes.

                             Cairn Energy USA, Inc.

                      Consolidated Statements of Operations


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1994            1995            1996
                                                                       --------------  --------------  --------------
                                                                          (in thousands, except per share amounts)
Revenues:
   Oil and gas ....................................................       $  9,494      $   25,742       $  30,016
   Other ..........................................................            398             221             330
                                                                       --------------  --------------  --------------
     Total revenues....................................................      9,892          25,963          30,346

Expenses:
   Lease operating expenses............................................      2,274           3,101           3,731
   Depletion, depreciation, and amortization...........................      4,328          13,616          15,973
   Administrative expense..............................................      1,522           1,511           1,481
   Interest............................................................      1,114           2,500           2,523
                                                                       --------------  --------------  --------------
     Total expenses....................................................      9,238          20,728          23,708
                                                                       --------------  --------------  --------------

Net income.............................................................   $    654        $  5,235        $  6,638
                                                                       ==============  ==============  ==============

Net income per common and common equivalent share                         $    .05       $     .32       $     .38
                                                                       ==============  ==============  ==============

Weighted average common and common equivalent shares
   used in per share computations                                           13,259          16,422          17,559
                                                                       ==============  ==============  ==============

                             See accompanying notes.

                             Cairn Energy USA, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                          ADDITIONAL                         TOTAL
                      PREFERRED STOCK              COMMON STOCK             PAID-IN       ACCUMULATED     STOCKHOLDERS'
                 --------------------------  --------------------------
                   SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL          DEFICIT          EQUITY
                 -----------  -------------  -----------  -------------  -------------  ----------------  -------------

Balance at
   December 31,          -           $  -       12,463           $125        $54,764           $(16,999)      $37,890
   1993.........
   Common stock
     issued for
     oil and             -              -        3,500             35         23,219                  -        23,254
     gas assets
     of Smith...
   Net income...         -              -            -              -              -                654           654
                 -----------  -------------  -----------  -------------  -------------   ---------------  -------------
Balance at
   December 31,          -              -       15,963            160         77,983            (16,345)       61,798
   1994.........
   Common stock
     issued for          -              -        1,562             16         16,573                  -        16,589
     cash, net..
   Exercise of
     stock               -              -           20              -            102                  -           102
     options....
   Other........         -              -            5              -             62                  -            62
   Net income...         -              -            -              -              -              5,235         5,235
                 -----------  -------------  -----------  -------------  -------------   ---------------  -------------
Balance at
   December 31,          -              -       17,550            176         94,720            (11,110)       83,786
   1995.........
   Exercise of
     stock               -              -            7              -             42                  -            42
     options....
   Other........         -              -            7              -             72                  -            72
   Net income...         -              -            -              -              -              6,638         6,638
                 -----------  -------------  -----------  -------------  -------------   ---------------  -------------
Balance at
   December 31,          -         $    -       17,564           $176        $94,834            $(4,472)      $90,538
   1996......... ===========  =============  ===========  =============  =============   ===============  =============

                             See accompanying notes.

                             Cairn Energy USA, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                      1994               1995              1996
                                                                  --------------    ---------------    -------------

OPERATING ACTIVITIES
Net income .........................................................$      654      $    5,235          $   6,638
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depletion, depreciation, and amortization......................     4,328          13,616             16,019
     Amortization of loan costs.....................................       188             355                367
     Loss on disposal of other equipment............................        35               -                  -
     Changes in operating assets and liabilities:
       Accounts receivable..........................................       473          (2,309)              (564)
       Prepaid expenses.............................................        32            (311)               (35)
       Accounts payable.............................................       763            (740)             4,638
       Accrued liabilities..........................................      (272)            151                (40)
       Deferred revenue.............................................       152            (152)                 -
                                                                  --------------    ---------------    -------------
Net cash provided by operating activities...........................     6,353          15,845             27,023

INVESTING ACTIVITIES
Exploration and development expenditures............................   (20,501)        (28,668)           (50,178)
Acquisition of oil and gas assets of Smith .........................      (281)          3,900                  -
Proceeds from sale of oil and gas properties........................     3,727           1,920                502
Additions to other equipment........................................      (157)           (234)              (246)
Proceeds from disposal of other equipment...........................         4               2                  -
                                                                  --------------    ---------------    -------------
Net cash used in investing activities...............................   (17,208)        (23,080)           (49,922)

FINANCING ACTIVITIES
Issuance of common stock............................................         -          16,588                  -
Proceeds from long-term debt........................................    14,000          11,000             26,500
Reductions of long-term debt........................................      (100)        (19,000)                 -
Financing costs and other...........................................    (1,206)             18               (716)
                                                                  --------------    ---------------    -------------
Net cash provided by financing activities...........................    12,694           8,606             25,784

Increase in cash and cash equivalents...............................     1,839           1,371              2,885
Cash and cash equivalents at beginning of year......................       343           2,182              3,553
                                                                  --------------    ---------------    -------------
Cash and cash equivalents at end of year............................ $   2,182       $   3,553          $   6,438
                                                                  ==============    ===============    =============

Supplemental cash flow information -
   interest paid in cash............................................$      943       $   2,143          $   2,163
                                                                  ==============    ===============    =============

                             See accompanying notes.

                             Cairn Energy USA, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1996


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

The Company capitalized approximately $866,000, $1,200,000, and $1,500,000 of internal costs during the years ended December 31, 1994, 1995, and 1996, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

Under rules of the Securities and Exchange Commission ("SEC") for the full-cost method of accounting, the net carrying value of oil and gas properties is limited to the sum of the present value (10% discount rate) of estimated future net cash flows from proved reserves, based on period-end prices and costs, plus the lower of cost or estimated fair value of unproved properties.

                             Cairn Energy USA, Inc.

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Furniture and equipment are depreciated on a straight-line basis based on the estimated useful lives of the respective assets.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit or other highly liquid investments with maturities of three months or less when purchased.

Deferred Charges

Deferred charges include prepaid pipeline charges that are recognized on a unit of throughput basis, and loan costs that are amortized on a straight-line basis over the terms of the respective loans.

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

Oil and Gas Hedging Activities

In an effort to reduce the effects of the volatility of the price of oil and gas on the Company's operations, management has adopted a policy of hedging oil and gas prices whenever such prices are in excess of the prices anticipated in the Company's operating budget and profit plan through the use of commodity swap agreements with major financial institutions. These agreements involve the receipt of fixed priced amounts in exchange for variable payments based on NYMEX prices and specific volumes. The

                             Cairn Energy USA, Inc.

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings (Loss) Per Common Share

Earnings (loss) per common share data is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Fully diluted earnings per share data is not presented because it would not differ from the amounts shown.

2. ACQUISITION OF OIL AND GAS ASSETS OF SMITH OFFSHORE EXPLORATION II

On October 10, 1994, the Company purchased substantially all of the oil and gas assets (the Assets) of Smith Offshore Exploration II (Smith) from Phemus Corporation (Phemus), a subsidiary of the President and Fellows of Harvard College and sole stockholder of Smith, in exchange for 4,500,000 shares of the Company's common stock, subject to adjustment pursuant to the terms of the Agreement, and the assumption of certain liabilities related to the Smith Assets. The acquisition gave the Company interests in 22 additional blocks in the Outer Continental Shelf of the Gulf of Mexico. The Agreement provided that 1,000,000 of the shares issued be placed in escrow (the Escrow Shares) at the closing and, thereafter, the Escrow Shares and certain warrants to acquire up to a maximum of 800,000 shares of Common Stock would be issued to Phemus or returned to the Company based on a valuation of oil and gas reserves attributable to the Assets at a date to be selected prior to June 30, 1995, but could be extended under certain circumstances until December 31, 1995. If such valuation was less than $26,250,000, Smith and Phemus, jointly and severally, would be obligated to pay the Company the amount by which $26,250,000 exceeded the valuation, up to a maximum of $3,900,000. The acquisition of Smith did not have a material effect on the results of operations of the Company for 1994.

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

                             Cairn Energy USA, Inc.

3. LONG-TERM DEBT

The Company has a credit agreement as amended (the INCC Credit Agreement) with ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation (INCC), Mees Pierson, N.V. (Mees Pierson) and Credit Lyonnais (Credit Lyonnais). The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5% at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended (the Third Amendment) to decrease the addition to the INC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million.

On November 7, 1996, the Company further amended (the Fourth Amendment) the INCC Credit Agreement. Under the Fourth Amendment, Credit Lyonnais joined as a lender under the INCC Credit Agreement. Also under the Fourth Amendment, the original facility under the INCC Credit Agreement was designated as Facility A and the maximum amount of the facility was increased in amount from $50 million to $75 million; provided, however, that the maximum amount available to the Company cannot exceed the borrowing base of its properties as determined from time to time by the lenders. The borrowing base under Facility A was reconfirmed as of November 7, 1996, as $50 million. The revolving period of borrowings under Facility A was extended from March 31, 1997 to September 30, 1997. On September 30, 1997, the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal on a revised schedule through March 31, 2001. The Company's ability to borrow under Facility A is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under Facility A will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under Facility A, the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral. INCC, Mees Pierson, N.V., and Credit Lyonnais have substantial discretion in determining the reserve value of the borrowing base. At December 31, 1995 and 1996, the Company had outstanding borrowings of $15.5 million and $42.0 million, respectively, under this facility.

In addition, a second facility was created under the Fourth Amendment. This new standby credit facility, Facility B, is for the amount of $14 million. Facility B provides for three levels of borrowings by the Company, two of $5 million each and one of $4 million. There are no restrictions on the Company's ability to borrow the first $5 million under Facility B and the amount borrowed may be used for general corporate purposes. The Company's ability to borrow under the further two levels of borrowings of $5 million and $4 million, respectively, under Facility B is dependent upon the Company establishing total proved reserves at certain levels and appropriate ratios between the Company's outstanding debt and the value of its proved reserves. The Company must also submit detailed proposals, acceptable to its lenders, outlining the manner in which the second two levels of borrowings under Facility B will be used in the development of the Company's oil and gas properties. Facility B is repayable on December 31, 1997. The interest margin over INCC reserve adjusted Eurodollar rate for Facility B varies from 3.25% to 3.75%, depending upon the ratio of the amount of the outstanding loans to

                             Cairn Energy USA, Inc.

3. LONG-TERM DEBT (CONTINUED)

the value of the Company's proved reserves. Under the INCC Credit Agreement, interest is payable quarterly on any base rate borrowings and payable on maturity of any Eurodollar borrowings or at the end of three months if the maturity of the Eurodollar borrowing is in excess of three months. At December 31, 1995 and 1996, there were no borrowings under Facility B.

The INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. On Facility A, the Company is obligated to pay a quarterly fee equal to 0.5% per annum of the unused portion of the borrowing base under the facility and a Letter of Credit fee for each Letter of Credit in the amount of 1.5% per annum of the face amount of such Letter of Credit. On Facility B the Company is obligated to pay a drawdown fee for each $5 million borrowed equal to 0.3% for the first $5 million, 1.15% for the second $5 million and 1.6% for the last $4 million. Also, the Company must pay 0.5% per annum on the undrawn portion of Facility B.

At December 31, 1996, the future minimum principal payments on the Company's long-term debt subsequent to December 31, 1997 were as follows based on borrowings outstanding at December 31, 1996: $16.8 million in 1998, $15.1 million in 1999, $6.7 million in 2000, and $3.4 million in 2001.

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

At the time of the Smith acquisition, the Company's then majority shareholder, Cairn Energy PLC, sold 2,000,000 shares of the Company's common stock to Phemus at a price of $7.50 per share. Cairn Energy PLC also sold 2,500,000 shares of Company common stock resulting in Cairn Energy PLC reducing its ownership to approximately 17.5% of the Company's common stock in 1994.

A public offering of 1,562,500 shares of Common Stock at an offering price of $11.25 per share was closed on September 18, 1995. The net proceeds, aggregating approximately $16.6 million, were used to reduce borrowings under the Company's credit agreement (Note 3). In conjunction with this offering, the Company's principal shareholder, Phemus, sold 2,750,000 shares of the Company's common stock.

In April and June 1995, Cairn Energy PLC sold its remaining 2,792,260 shares of Company common stock.

                             Cairn Energy USA, Inc.

5. INCOME TAXES

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, 1994, 1995, and 1996, is as follows (in thousands):

                                                                              LIABILITY METHOD
                                                                   ----------------------------------------
                                                                      1994           1995          1996
                                                                   ------------   -----------   -----------

Income tax expense at
   statutory rate...........................................         $  222        $ 1,780       $ 2,257
Benefit of net operating loss carryforwards.................           (222)        (1,780)       (2,257)
                                                                   ============   ===========   ===========
                                                                     $    -        $     -       $     -
                                                                   ============   ===========   ===========

The computation of the net deferred tax asset (liability) at December 31, 1995 and 1996, follows (in thousands):

                                                                                 1995            1996
                                                                             --------------  -------------


Deferred tax liabilities:
    Property and equipment.................................................    $ (8,702)       $(12,780)

Deferred tax assets:
    Net operating loss carryforward........................................      14,383          16,200
                                                                             --------------  -------------
                                                                                  5,681           3,420
Less valuation allowance...................................................       5,681           3,420
                                                                             ==============  =============
                                                                               $      -        $      -
                                                                             ==============  =============

At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $48 million. The net operating losses will expire principally in 2005 through 2010, if not previously utilized. Utilization of approximately $26 million of the net operating loss carryforwards is subject to various limitations because of previous changes in ownership of the Company, as defined in the Internal Revenue Code. Additional net operating loss limitations may be imposed because of subsequent changes in stock ownership of the Company.

                             Cairn Energy USA, Inc.

6. EMPLOYEE BENEFIT PLANS

The Company sponsors a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all full-time employees. Employees may elect to contribute up to 15% of their compensation. The Company matches 100% of the employee's contributions, up to 5% of the employee's compensation. Beginning in 1995, at the end of each year, the Company contributes Company common stock to each eligible employee's account valued at the equivalent of 5% of each such employee's compensation. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. The
Company's contributions in cash to the 401(k) Plan were $98,385, $62,678, and $67,663 for the years ended December 31, 1994, 1995, and 1996, respectively. The Company's contributions in Company common stock to the 401(k) Plan were 0, 4,864, and 6,669 shares for the years ended December 31, 1994, 1995, and 1996, respectively.

The Company's Employee Incentive Bonus Plan was adopted in 1993 and revised in 1994. The Employee Incentive Bonus Plan rewards those employees when the Company has added proved reserves for the year in excess of its production for the year, but only when such additional reserves have a finding and development cost less than $1.00 per Mcf. Under the Employee Incentive Bonus Plan, the bonus cannot exceed $250,000 in the aggregate and is allocated among the specified employees based upon preset percentages except that individual bonuses can not exceed 50% of salary. Any bonus earned for the year vests and is paid out to the employees in three equal annual installments, subject to continued employment with the Company. Based on reserve additions, the Company's employees were awarded bonuses in the aggregate amount of $242,028 for the year ended December 31, 1994 under the Employee Incentive Bonus Plan. Such bonuses are being accrued over the respective vesting periods. No incentive bonuses were awarded in 1995 or 1996.

In May 1993, the Company's stockholders ratified the adoption of the 1993 Stock Option Plan and the 1993 Directors' Stock Option Plan. The 1993 Stock Option Plan authorizes the granting of incentive stock options and nonstatutory stock options to key employees, including executive officers and directors of the Company. The Company's Compensation Committee administers the 1993 Stock Option Plan. Options granted under the 1993 Stock Option Plan may be either incentive stock options or nonstatutory stock options, as determined in the discretion of the Compensation Committee. The exercise price per share for an option shall be any price determined by the Compensation Committee; provided, however, that the exercise price per share of incentive stock options shall not be less than the fair market value of the Common Stock on the date of the grant of the option. Each option is exercisable in such amounts, at such intervals, and on such terms as the Compensation Committee determines in its sole discretion. However, no option shall be exercisable during the six-month period following the date of its grant, and no option shall be exercisable more than 10 years after the date of its grant. The Company's stockholders approved an increase in the number of shares reserved for issuance under the 1993 Stock Option Plan from 400,000 shares to 650,000 shares in May 1995 and another increase from 650,000 shares to 1,150,000 shares in May 1996. Also in May 1996, the stockholders approved an amendment to the 1993 Stock Option Plan that provides that all options held by an employee granted under the 1993 Stock Option Plan will vest upon death of such employee and provides that the exercise period for such options will be twenty-four months following death or termination of an employee.

                             Cairn Energy USA, Inc.

6. EMPLOYEE BENEFIT PLANS (CONTINUED)

The 1993 Directors' Stock Option Plan authorizes the granting of nonstatutory stock options to directors of the Company who are not and have not been employees of the Company or any affiliated corporations except Cairn Energy PLC (a Nonemployee Director). On the date a Nonemployee Director begins each term that he serves as a member of the Board of Directors, such Nonemployee Director will automatically receive an option to purchase 10,000 shares of Common Stock. The exercise price per share for an option granted under the 1993 Directors' Stock Option Plan shall be the fair market value of the Common Stock on the date of the grant. Each option is fully exercisable six months after the date of its grant. However, no option may be exercised more than five years after the date of its grant. In May 1996, the Company's stockholders approved an increase in the number of shares reserved for issuance under the 1993 Directors' Stock Option Plan from 150,000 shares to 270,000 shares.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1994, 1995, and 1996 follows:

                                   1994                        1995                         1996
                          ------------------------   -------------------------    -------------------------
                                       WEIGHTED                    WEIGHTED                     WEIGHTED
                                       AVERAGE                     AVERAGE                      AVERAGE
                                       EXERCISE                     EXERCISE                    EXERCISE
                           OPTIONS       PRICE        OPTIONS        PRICE         OPTIONS        PRICE
                          ----------   -----------   ----------    -----------    ----------    -----------
   Outstanding at
   beginning of year        260,000       $  5.38      460,000        $  5.92       730,000        $  8.42
     Granted                200,000          6.61      290,000          12.16       260,000          10.53
     Exercised                    -            -       (20,000)          5.13        (7,000)          6.00
     Canceled                     -            -             -             -         (4,500)         11.67
                          ----------                 ----------                   ----------
Outstanding at end of
   year                     460,000       $  5.92      730,000        $  8.42       978,500        $  8.92
                          ==========                 ==========                   ==========

Exercisable at end of
   year                     171,000       $  5.52      324,500        $  6.39       588,168        $  7.95
                          ==========                 ==========                   ==========

Weighted-average fair
   value of options
   granted during the
   year                                                  $2.28                        $2.14
                                                     ==========                   ==========

                             Cairn Energy USA, Inc.

6. EMPLOYEE BENEFIT PLANS (CONTINUED)

Information related to options outstanding at December 31, 1996, is summarized below:

                                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                               --------------------------------------------   ----------------------------
                                                 WEIGHTED
                                OUTSTANDING       AVERAGE        WEIGHTED       EXERCISABLE     WEIGHTED
                                    AT           REMAINING        AVERAGE           AT          AVERAGE
          RANGE OF             DECEMBER 31,     CONTRACTUAL      EXERCISE      DECEMBER 31,     EXERCISE
     EXERCISABLE PRICES            1996        LIFE (YEARS)        PRICE           1996          PRICE
------------------------------ ------------    ------------    ------------   -------------   ------------

       $5.125 - $6.875             433,000         6.7              $  5.95       376,000          $  6.03
       $10.00 - $12.50             545,500         6.5                11.27       212,168            11.35
                               ------------                                   -------------
                                   978,500                          $  8.92       588,168          $  7.95
                               ============                                   =============

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: a risk-free interest rate of 5.9%, a dividend yield of 0%, and a volatility factor of 38.3%. The fair value of these options was estimated based on an expected life of one year from the vesting date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                           1995            1996
                                                       ------------     --------


Pro forma net income                                     $ 5,032        $ 6,100
Pro forma earnings per share                             $   .31        $   .35

                             Cairn Energy USA, Inc.

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

At December 31, 1996, the Company had entered into various swap agreements to fix selling prices for 630,000 MMBtus of natural gas during January through March 1997 at a weighted average NYMEX price of $3.32 per MMBtu. While these contracts have no carrying value, their fair value (the estimated amount that would have been received by the Company upon termination of the swaps at December 31, 1996) was approximately $198,000.

During the years ended December 31, 1994, 1995, and 1996, oil and gas revenues were reduced by $54,000, increased by $323,000 and reduced by $2,449,000 respectively, as a result of hedging transactions.

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

                             Cairn Energy USA, Inc.

9. OPERATIONS (CONTINUED)

The Company's principal producing properties are located in the Gulf of Mexico and consist of East Cameron Blocks 331/332, which began production in the fourth quarter of 1994, Matagorda Block 710, which began production in the first quarter of 1995, Galveston 343/363 Field which began production in 1990, Vermilion Block 203 and Main Pass Block 262, which began production in the first quarter of 1996 and Mustang Island Block 858 which began production in the third quarter of 1996. Revenues from these six properties comprised approximately 74.1% of the Company's total revenues for the year ended December 31, 1996.

10. SUPPLEMENTARY INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

The  following  table  summarizes  capitalized  costs  related  to oil  and  gas
producing   activities  and  the  related  amounts  of  accumulated   depletion,
depreciation, and amortization at December 31, 1995 and 1996 (in thousands):

                                                                            1995                1996
                                                                      -----------------    ---------------

Proved oil and gas properties....................................       $ 126,898             $180,808
Unproven properties..............................................          30,202               24,736
Accumulated depletion, depreciation, and amortization............         (59,502)             (75,278)
                                                                      =================    ================
Net capitalized costs............................................       $  97,598             $130,266
                                                                      =================    ================

The unproven properties are excluded from the amortization base and consist primarily of acreage acquisition costs, related geological and geophysical costs and exploration drilling costs in progress or awaiting evaluation. The majority of these costs are expected to be evaluated during the Company's 1997 and 1998 drilling programs.

Costs Incurred in Property Acquisition, Exploration, and Development Activities

The table below represents costs incurred in oil and gas producing activities (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                        1994          1995         1996
                                                                      ----------    ---------    ----------

Acquisition of properties:
    Proved.......................................................      $  1,405     $      -      $     -
    Unproved.....................................................        24,984       (1,372) (1)   7,197
Development costs................................................        11,683       14,105        9,184
Exploration costs................................................         7,827       16,529       32,566
                                                                      ==========    =========    ==========
                                                                       $ 45,899      $29,262      $48,947
                                                                      ==========    =========    ==========

(1) Includes $3.9 million purchase price adjustment under the Smith Acquisition Agreement. See Note 2.

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

Results of Operations from Oil and Gas Producing Activities

The table below presents revenue and expenses related to oil and gas producing activities (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                       1994         1995          1996
                                                                     ----------    ---------    ----------

Oil and gas sales...............................................    $    9,494    $   25,742   $   30,016

Expenses:
    Operating costs.............................................         2,159         3,063        3,722
    Production taxes............................................           115            38            9
    Depletion, depreciation, and amortization...................         4,255        13,490       15,973
                                                                     ----------    ---------    ----------
                                                                         6,529        16,591       19,704
                                                                     ----------    ---------    ----------

Income from oil and gas producing activities....................       $ 2,965      $  9,151      $10,312
                                                                     ==========    =========    ==========

Depletion rate per equivalent Mcf                                      $   .94      $   1.04    $    1.33
                                                                     ==========    =========    ==========

The Company's oil and gas production is sold to various purchasers. The following table lists purchasers of the Company's natural gas which accounted for more than 10% of total revenues for the years indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        1994          1995          1996
                                                                     -----------    ---------    -----------

Amoco Production Co.                                                     20%             -            -
Coastal Corporation                                                       -             22%          39%
Dow Hydrocarbons and Resources, Inc.                                     21%             -            -
Enron Capital & Trade Resources                                           -              -           10%
Mark Resources Corporation                                               11%             -            -
Penn Union Energy Services                                                -              -           16%
Samedan Oil Corporation                                                   -             12%           -
Walter Oil and Gas Corporation                                           11%             -            -

During 1995 and 1996, Samedan Oil Corporation also purchased oil from the Company representing approximately 20% and 14%, respectively, of the Company's total revenues. Management believes that the loss of these purchasers would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

Reserve Quantity Information (Unaudited)

All of the Company's reserves are located in the continental United States. The Company's proved reserves at December 31, 1995 and 1996 were prepared by the Company and reviewed by Ryder Scott Company, an independent petroleum engineering firm.

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

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

The following is a reconciliation of the Company's estimated net quantities of proved developed and undeveloped oil and gas reserves for the years ended December 31, 1994, 1995, and 1996:

                                                                                   GAS            OIL
                                                                                 (MMCF)          (MBBL)
                                                                               ------------   -------------

Balance at December 31, 1993...............................................       52,882          2,143
    Acquisitions of reserves in-place......................................        3,018             32
    Sales of reserves in-place.............................................       (2,902)          (256)
    Revisions of previous estimates........................................       (1,690)           (34)
    Extensions and discoveries.............................................       13,515            527
    Production.............................................................       (3,940)          (100)
                                                                               ------------   -------------
Balance at December 31, 1994...............................................       60,883          2,312
    Sales of reserves in-place.............................................       (2,060)          (111)
    Revisions of previous estimates........................................       (4,596)          (277)
    Extensions and discoveries.............................................       23,079            790
    Production.............................................................      (10,403)          (431)
                                                                               ------------   -------------
Balance at December 31, 1995...............................................       66,903          2,283
    Revisions of previous estimates........................................       (2,777)           226
    Extensions and discoveries.............................................       28,127          2,656
    Production.............................................................      (10,215)          (273)
                                                                               ------------   -------------
Balance at December 31, 1996...............................................       82,038          4,892
                                                                               ============   =============

Proved developed reserves:
    December 31, 1993......................................................       20,637            525
    December 31, 1994......................................................       44,893          1,813
    December 31, 1995......................................................       52,996          1,292
    December 31, 1996......................................................       56,734          1,656

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

The Company's principal developed properties are located in the Gulf of Mexico, and are East Cameron Blocks 331/332, Vermilion Block 203, Main Pass Block 262, Mustang Island Block 858, Matagorda Block 710, and Galveston 343/363 Field. As of December 31, 1995 and 1996, the Company's net interest in the proved reserves of these properties was approximately 61.2 Bcfe and 63.9 Bcfe, respectively.
The Company's capital expenditures for 1997 are anticipated to be approximately $47 million.

Standardized Measure of Discounted Future Net Cash Flows from Estimated Production of Proved Oil and Gas Reserves After Income Taxes (Unaudited)

In the opinion of the Company's management, no major discovery or adverse event has occurred since December 31, 1996, that would cause a significant change in proved reserve quantities as estimated at December 31, 1996. Reserves cannot be measured exactly because reserve estimates involve subjective judgments. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data, and economic changes. The values expressed are estimates only and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The estimated future net revenues may not accurately reflect proceeds of production to be received in the future from the sale of crude oil, condensate, and natural gas currently owned. The present value of estimated future net revenues does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves.

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

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

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

                                                                                       DECEMBER 31,
                                                                                 --------------------------
                                                                                    1995           1996
                                                                                 -----------   ------------
                                                                                      (in thousands)

Future cash inflows...........................................................     $204,357      $444,698

Future production costs.......................................................       27,261        39,129
Future development costs......................................................       18,884        37,910
                                                                                 -----------   ------------

Future net cash inflows before future income taxes............................      158,212       367,659
Future income taxes...........................................................       16,378        70,138
                                                                                 -----------   ------------
Future net cash inflows.......................................................      141,834       297,521
Adjustments to discount future annual inflows
   at 10%.....................................................................       38,272        94,908
                                                                                 -----------   ------------
Standardized measure of discounted future
   net cash inflows...........................................................     $103,562      $202,613
                                                                                 ===========   ============

The average price for natural gas in the above computations was $2.40 and $3.99 per Mcf at December 31, 1995 and 1996, respectively. The average price used for crude oil in the above computations was $18.27 and $23.63 per barrel at December 31, 1995 and 1996, respectively.

                             Cairn Energy USA, Inc.

10. SUPPLEMENTARY INFORMATION (CONTINUED)

Summary of Changes in the Standardized Measure of Discounted Future Net Cash Flows from Estimated Production of Proved Oil and Gas Reserves After Income Taxes (Unaudited)

The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future cash inflows (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    1994          1995           1996
                                                                 ------------  ------------  --------------

Standardized measure at beginning
   of year...................................................      $ 67,593     $  74,635    $  103,562
Sales and transfers, net of
   production costs..........................................        (7,220)      (22,641)      (26,285)
Net change in sales prices and
   production costs..........................................       (16,683)       15,078        67,559
Acquisitions of reserves in-place............................         1,531             -             -
Extensions, discoveries, and improved recovery,
   net of future production and development costs............        19,495        46,251       100,001
Changes in estimated future
   development costs.........................................        (7,085)      (16,719)       (6,293)
Development costs incurred
   during the period.........................................        11,683        14,105         9,184
Revisions of quantity estimates..............................        (2,028)       (8,803)       (3,464)
Sales of reserves in place...................................        (6,119)       (3,262)            -
Accretion of discount........................................         7,834         7,870        11,552
Net change in income taxes...................................         7,354        (8,630)      (32,650)
Changes in production rates
   (timing) and other........................................        (1,720)        5,678       (20,553)
                                                                 ============  ============  ==============
Standardized measure at end of year..........................      $ 74,635      $103,562      $202,613
                                                                 ============  ============  ==============

                             Cairn Energy USA, Inc.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1995 and 1996 is as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                        ---------------------------------------------------------------------
                                           MARCH 31         JUNE 30         SEPTEMBER 30       DECEMBER 31
                                        ---------------  ---------------   ----------------  ----------------

 1995:
   Revenues.........................        $ 5,034          $ 7,850           $ 7,206           $ 5,869
   Net income.......................            807            1,564             1,297             1,567
   Net income per common and common
     equivalent share...............        $   .05          $   .10           $   .08           $   .09

1996:
   Revenues.........................        $ 7,287          $ 7,516           $ 7,554            $7,990
   Net income.......................          2,590              871               893             2,284
   Net income per common and common
     equivalent share...............        $   .15          $   .05           $   .05           $   .13


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) and (2)    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                       See Index to Financial Statements and Financial Statement
                  Schedules on page F-1 herein. All other schedules have been omitted because the required information is either inapplicable, insignificant or included in the financial statements and notes thereto.

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

               3.1 First Amended and Restated Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1993).

               3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

               3.3*    Amendment No. 1 to Bylaws.

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

              10.5+ Incentive Bonus Plan, as amended (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1993).

              10.6+ Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-3, Registration No. 33-80526; filed with the Commission on June 21, 1994).

CORPDAL:61486.5  15467-00006

              10.7 Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-3, Registration No.33-80526; filed with the Commission on June 21, 1994).

              10.8 Registration Rights Agreement by and between Cairn Energy USA, Inc. and Phemus Corporation (to be entered into pursuant to the Agreement). (Incorporated by reference from the Company's Current Report on Form 8-K dated July 12, 1994 filed with the Commission on July 27, 1994).

              10.9+ Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and Michael R. Gilbert.

              10.10+ Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and Robert P. Murphy.

              10.11+ Amended and Restated Employment Agreement, dated as of May 24, 1995, between the Company and
                       J. Munro M. Sutherland.

              10.12+   Amended and Restated Credit Agreement, dated
                       December 20, 1994, between the Company and
                       Internationale Nederlanden (U.S.) Capital Corporation.

              10.13+   Cairn Energy USA, Inc. Separate Phemus Stock Option Plan.

              10.14+ Form of Nonstatutory Stock Option Agreement under the Cairn Energy USA, Inc. Separate Phemus Stock Option Plan.

              10.15+   Cairn Energy USA, Inc.  eparate PLC Stock Option Plan.

              10.16+ Form of Nonstatutory Stock Option Agreement under the Cairn Energy USA, Inc. Separate PLC Stock Option Plan.

              10.17 First Amendment to First Amended and Restated Credit Agreement, dated December 12, 1995, among the Company, Internationale (U.S.) Capital Corporation and Meespierson N.V.

              10.18 Second Amendment to First Amended and Restated Credit Agreement, dated January 15, 1996, among the Company, Internationale (U.S.) Capital Corporation and Meespierson N.V.

              10.19 Third Amendment to First Amended and Restated Credit Agreement, dated as of June 28, 1996, by and among Cairn Energy USA, Inc., Internationale Nederlanden (U.S.) Capital Corporation, as agent, and Internationale Nederlanden (U.S.) Capital Corporation and Meespierson N.V., as lenders (with exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). (Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1996 and Filed with the Commission on November 8, 1996).

              10.20 Fourth Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 1996, by and among
                       Cairn Energy USA, Inc., ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital
                       Corporation, as agent, and ING (U.S.) Capital Corporation, Meespierson N.V., and Credit Lyonnais New York Branch, as lenders (with certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). (Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1996 and Filed with the Commission on November 8, 1996).

              10.21+* Amendment No. 2 to the Cairn Energy USA, Inc. 1993 Stock Option Plan.

              10.22+* Amendment No. 3 to the Cairn Energy USA, Inc. 1993 Stock Option Plan.

CORPDAL:61486.5  15467-00006
                                                        46

              10.23+*  Form of Incentive Stock Option Agreement.

              10.24+*  Form of Nonstatutory Stock Option Agreement.

              10.25+ Amendment No. 1 to the Cairn Energy USA, Inc. 1993 Directors Stock Option Plan.

              10.26+* Amendment No. 2 to the Cairn Energy USA, Inc. 1993 Director Stock Option Plan.

              21.1 Subsidiary of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K of the fiscal year ended December 31, 1992).

              23.1*    Consent of Ernst & Young LLP, independent auditors.

              23.2*    Consent of Ryder Scott Company, petroleum engineers.


                            ------------------------
*    Filed herewith.
+    Stock option plan, management contract or compensatory arrangement.



CORPDAL:61486.5  15467-00006
                                                        47

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

         BCF.  One billion cubic feet.

         BCFE. One billion cubic feet of natural gas equivalents using a conversion rate of six thousand cubic feet of natural gas for each barrel of oil.

         DEVELOPED ACREAGE.  The  number   of  acres   which  are  allocated  or
assignable to producing wells or wells capable of production.

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

         GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which a working interest is owned.

         MBBL. One thousand barrels of crude oil or other liquid hydrocarbons.

         MCF.  One thousand cubic feet.


CORPDAL:61486.5  15467-00006
                                                        48

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


CORPDAL:61486.5  15467-00006
                                                        49

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAIRN ENERGY USA, INC.
                                                (Registrant)


Date: March 4, 1997             By:/s/ Michael R. Gilbert
                                   ----------------------
                                   Michael R. Gilbert,
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Office                                    Date
/s/ Michael R. Gilbert       President and Chief Executive         March 4, 1997
----------------------       Officer and Director (Principal
Michael R. Gilbert           Executive Officer)

/s/ J. M. M. Sutherland      Senior Vice President, Chief          March 4, 1997
----------------------       Financial Officer, Treasurer and
J. M. M. Sutherland          Director (Principal Financial
                             Officer)

/s/ Robert P. Murphy         Vice President--Exploration and       March 4, 1997
----------------------       Director
Robert P. Murphy

/s/ A. Allen Paul            Vice President--Finance               March 4, 1997
----------------------       (Principal Accounting Officer)
A. Allen Paul

/s/ Jack O. Nutter, II       Director                              March 4, 1997
----------------------
Jack O. Nutter, II

/s/ John C. Halsted          Director                              March 4, 1997
----------------------
John C. Halsted

/s/ R. Daniel Robins         Director                              March 4, 1997
----------------------
R. Daniel Robins

/s/ James M. Alexander       Director                              March 4, 1997
----------------------
James M. Alexander

/s/ Thomas R. Hix            Director                              March 4, 1997
----------------------
Thomas R. Hix

CORPDAL:61486.5  15467-00006
                                                        50