Form 10-K/A
period 1996-12-31
CAIRN ENERGY USA INC
filed 1997-04-30
CIK 353153

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
33(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

         Cairn Energy USA, Inc., a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1997 (the "Company's Form 10-K").



CORPDAL:64841.7  15467-00006

         The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have respective meanings specified in the Company's Form 10-K.

         The Company hereby amends and restates in its entirety each of the following items of the Company's Form 10-K.


                                    PART III

Item 10. Directors and Executive Officer of the Registrant

Identification of Directors and Executive Officers

         The Company's Board of Directors currently consists of six (6) directors. All of the executive officers of the Company are full-time employees of the Company. The following is a brief description of the principal occupations and other employment during the past five (5) years of the directors and executive officers of the Company:

         Michael R. Gilbert, age 47, has served as the President, Chief Executive Officer and a director of the Company since February 27, 1992. Mr. Gilbert was the President and a Director of Cairn Energy USA, Inc. ("Cairn USA"), an oil and gas exploration and development corporation, from Cairn USA's inception in March 1989 until it merged (the "Merger") into the Company. From 1982 to 1989, Mr. Gilbert served as Executive Vice President of Canyon Oil and Gas Company, an oil and gas acquisition company and a subsidiary of Slawson Companies, Inc., an oil and gas company ("Slawson").

         J. Munro M. Sutherland, age 42, served as Senior Vice President, Chief Financial Officer and Treasurer of the Company from November 1993 to March 1997. Subsequent to March 17, 1997, Mr. Sutherland was no longer employed by the Company but continues to serve as a Director of the Company. Mr. Sutherland has served as a Director of the Company since June 1993. From 1988 to October 1993, Mr. Sutherland was the Finance Director of Cairn Energy PLC, formerly the Company's majority stockholder and an independent oil and gas exploration and production company ("Cairn PLC").

         Jack O. Nutter, II, age 45, has served as a director of the Company since December 1987. Since 1991, Mr. Nutter has also served as President of Nutter & Harris, a governmental relations and business consulting firm. From 1981 to 1987, Mr. Nutter acted as general counsel for Slawson. From 1983 to 1986, Mr. Nutter also served as President of Canyon Oil & Gas Company, an oil and gas acquisition company and a subsidiary of Slawson. Mr. Nutter has provided consulting services to the Company. See "Certain Relationships and Related Transactions".

         R. Daniel Robins, age 46, has served as a director of the Company since February 1992. Since October 1996, Mr. Robins has served as Vice President of ERI Supply & Logistics, a division of ERI Services, Inc., an integrated oil and gas production and pipeline company. From August 1994 until October 1994, Mr. Robins served as Vice President of Marketing of The Coastal Corporation, an integrated oil and gas company. From 1991 to August 1994, Mr. Robins was the President of Prairie States Oil & Gas, Inc., a natural gas marketing company. Mr. Robins also serves as a paid gas marketing consultant to the Company and receives approximately ten percent (10%) of his annual compensation in consulting fees from the Company. See "Certain Relationships and Related Transactions".

         John C. Halsted, age 32, has served as a director of the Company since October 1994. Since 1993, Mr. Halsted has served as a Vice President of Harvard Private Capital Group, Inc. From 1991 to 1993, Mr. Halsted was an associate of Simmons & Company International, an investment banking firm. Mr. Halsted received an M.B.A. from Harvard University in 1991.

         Robert P. Murphy, age 38, has served as a director of the Company since May 1996. Mr. Murphy joined the Company in 1990 as an exploration geologist and became the Company's Vice President -- Exploration in March 1993. From 1984 to 1990, Mr. Murphy served as an exploration geologist for Enserch Exploration, an oil and gas company. Mr. Murphy holds a M.S. in geology from The University of Texas at Dallas.

         Each director holds office until the following year's annual meeting of stockholders or until his respective successor is elected and shall have qualified. Each executive officers is appointed until the meeting of the Board of Directors immediately following the annual meeting of stockholders subsequent to his election or until his respective successor is selected and shall have qualified, subject to the removal provisions of the Bylaws.

         None of the directors or executive officers of the Company is related by blood, marriage, or adoption to any other director or executive officer of the Company.

CORPDAL:64841.7  15467-00006

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that certain of the Company's officers and all directors and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). These officers, directors and greater than 10% stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on a review of the copies of such reports received, the Company believes that for 1996 all officers, directors and greater than 10% beneficial owners complied with applicable filing requirements.

Item 11.                   Executive Compensation

DIRECTOR COMPENSATION

         The members of the Company's board of directors and committees of the board of directors who were not employees of the Company received $2,000 per regular or special board meeting attended and $1,000 for each committee meeting attended.

1993 DIRECTORS STOCK OPTION PLAN

         The Company has in effect the 1993 Directors Stock Option Plan. The purpose of the 1993 Directors Stock Option Plan is to attract and retain directors of the Company and to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company. The 1993 Directors Stock Option Plan authorizes the granting of nonstatutory stock options to directors of the Company (a "Nonemployee Director") who are not and have not been (i) an employee of the Company or (ii) an employee, officer or director of Cairn PLC or an affiliate thereof or Phemus Corporation ("Phemus") or an affiliate thereof. The 1993 Directors Stock Option Plan was amended, effective as of May 24, 1995, in order to exclude any person who is an employee, officer or director of Cairn PLC or an affiliate thereof or Phemus or an affiliate thereof from the class of persons eligible to receive options thereunder and to establish a separate plan for such persons. Such amendment was requested by Phemus to allow directors of the Company who served in such capacity as a representative of a principal stockholder to participate in a stock option plan that would permit the assignment of options granted thereunder to such principal stockholder. See "--Separate Phemus Stock Option Plan" and "--Separate PLC Stock Option Plan." At the beginning of each term, each Nonemployee Director automatically receives a nonstatutory option to purchase 10,000 shares of Common Stock at an exercise price equal to the last reported sales price per share of the Common Stock on the last business day prior to the option's date of grant. Each option is fully exercisable six months after the date of its grant and expires five years after the date of its grant. A total of 270,000 shares of Common Stock have been reserved for issuance upon the exercise of options granted under the 1993 Directors Stock Option Plan. Options to purchase 130,000 such shares have been granted.

SEPARATE PHEMUS STOCK OPTION PLAN

         The Company has in effect the Cairn Energy USA, Inc. Separate Phemus Stock Option Plan (the "Separate Phemus Stock Option Plan"). The purpose of the Separate Phemus Stock Option Plan is to provide an incentive for certain non-employee directors of the Company who are not entitled to receive any options under the 1993 Directors Stock Option Plan to serve as directors of the Company and to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company. The Separate Phemus Stock Option Plan authorizes the granting of nonstatutory stock options to directors of the Company (i) who are not and have not been employees of the Company or any affiliated corporations, (ii) who are not entitled to receive any options under the 1993 Directors Stock Option Plan, and (iii) who are an employee, officer, director or affiliate of Phemus (an "Eligible Phemus Director"). At the beginning of each term and, solely with respect to the first year for which the Separate Phemus Stock Option Plan is adopted, on the date of such adoption, each Eligible Phemus Director automatically receives a nonstatutory option to purchase 10,000 shares of Common Stock at an exercise price equal to the last reported sales price per share of the Common Stock on the last business day prior to the option's date of grant except that the Separate Phemus Stock Option Plan provides that the exercise price with respect to options granted on the date of the adoption of the Separate Phemus Stock Option Plan would be the same exercise price as set for options granted on May 4, 1995 Directors Stock Option Plan. Options are transferable by the holder thereof to Phemus or an affiliate thereof. Each option is fully exercisable six months after the date of its grant and expires five years after the date of its grant. The Separate Phemus Stock Option Plan does not qualify for the exemption from the operation of Section 16(b) of the Exchange Act provided by Rule 16b-3. A total of 30,000 shares of Common Stock were reserved for issuance under the Separate Phemus Stock Option Plan. Options to purchase 20,000 such shares have been granted to Mr. Halsted. Subsequent to such grants, Mr. Halsted transferred such options to Phemus.


CORPDAL:64841.7  15467-00006
                                                         3

COMPENSATION OF THE COMPANY'S EXECUTIVE OFFICERS

         The following table sets forth certain information for 1996, 1995 and 1994 with respect to compensation earned by the named Executive Officers:

                                                            SUMMARY COMPENSATION TABLE
                                                                                            Long-term
                                                                                          Compensation
                                                  Annual Compensation                        Awards
                                  ------------------------------------------------      ----------------
                                                                            Other
                                                                           Annual
            Name and                                                       Compen-                                  All other
       Principal Position          Year        Salary       Bonus          sation           Options               Compensation
      --------------------        ------      --------    --------        --------         ---------             --------------
Michael R. Gilbert,                1996       $186,200    $     0            (5)             75,000               $21,519 (6)
  President and Chief
  Executive Officer
                                   1995        174,100     70,000 (2)        (5)             80,000                19,501 (6)
                                   1994        138,100     50,000 (3)        (5)             70,000                18,480 (6)

J. Munro M. Sutherland             1996        128,531          0            (5)             25,000                14,736 (6)
   Senior Vice-President-Chief
   Financial Officer(1)
                                   1995        130,700     25,000 (2)        (5)             50,000                13,585 (6)
                                   1994        115,600     25,000 (3)        (5)             40,000                14,875 (7)

Robert P. Murphy                   1996        136,100          0            (5)             50,000                19,080 (6)
  Vice-President - Exploration
                                   1995        116,904     52,000 (2)        (5)             70,000                18,402 (6)
                                   1994         87,010     82,609 (3)(4)     (5)             60,000                12,095 (6)


(1) Subsequent to March 17, 1997, Mr. Sutherland was no longer employed by the Company.

(2) Mr. Gilbert and Mr. Sutherland were paid such bonuses in the first quarter of 1996. Mr. Murphy was paid $12,000 of such bonus in the second quarter of 1995 and 40,000 of such bonus in the first quarter of 1996.

(3) Mr. Gilbert and Mr. Sutherland were paid such bonuses in the fourth quarter of 1994. Mr. Murphy was paid $10,000 of such bonus in the fourth quarter of 1994.

(4) Mr. Murphy was awarded $72,609 pursuant to the Company's Incentive Bonus Plan for the net additions to the Company's reserves in 1994. No awards were made under the Company's Incentive Bonus Plan in 1995 and 1996. The awards are payable in three equal annual payments. Mr. Gilbert and Mr. Sutherland do not participate in the Incentive Bonus Plan pursuant to their employment agreements with the Company.

(5) Each executive officer received certain personal benefits in addition to salary, bonus and the Company's contributions under the Company's 401(k) plan. The aggregate amounts of such personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such executive officer.

(6) Represents the Company's annual contribution to such executive officer's account under the Company's 401(k) plan.

(7)  Represents the Company's contribution to Mr. Sutherland's pension plan.


CORPDAL:64841.7  15467-00006
                                                                 4


                                               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value at
                                                                                           Assumed Annual Rates of
                                                                                        Stock Price Appreciation for
                                        Individual Grants                                      Option Term
                            ------------------------------------------------------    ------------------------------
                                           % of Total
                                             Options
                              Number       Granted to      Exercise or
                            of Options    Employees in     Base Price    Expiration
             Name            Granted       Fiscal Year    ($Share) (1)      Date           5% (2)        10% (2)
     ---------------------  ---------     -------------  --------------   --------      -----------  ------------
Michael R. Gilbert          75,000(3)(4)     37.50%         $10.375       10/30/01        $489,441    $1,240,331

J. Munro M. Sutherland      25,000(5)        12.50%         $10.375       10/30/01         163,147       413,444

Robert P. Murphy            50,000(4)(6)     25.00%         $10.375       10/30/01         326,294       826,888


(1) All of these stock options were granted under the Company's 1993 Stock Option Plan, as amended (the "1993 Stock Option Plan"), with an exercise price of the "fair market value" of a share of Common Stock on the last business day prior to the date of grant. Pursuant to the Company's 1993 Stock Option Plan with respect to the grant of a stock option, the "fair market value" of a share of Common Stock is the last reported sales price per share of the Common Stock on the last business day prior to the date of grant of such option on the Nasdaq National Market tier of The Nasdaq Stock Market as reported by The Wall Street Journal.

(2) These dollar amounts represent the value of the option assuming certain rates of appreciation from the market price of the Common Stock at the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this column will be achieved.

(3) These options are represented by incentive stock options (ISOs") that may receive favorable tax treatment under the Internal Revenue Code of 1986, as amended (the "Code"), and nonstatutory stock options ("NSSOs") that do not receive favorable tax treatment under the Code. The ISOs represented by these stock options are exercisable in the aggregate for 19,276 shares of Common Stock of which 9,638 shares will vest on October 30, 2000. The NSSOs represented by these options are exercisable the aggregate for 55,724 shares of Common Stock of which 18,750 shares will vest on October 30, 1997, 18,750 shares will vest on October 30, 1998, 9,112 shares will vest on October 30, 1999 and the remaining 9,112 shares will vest on October 30, 2000.

(4) Each of these options becomes exercisable in full upon a change-in-control of the Company and a subsequent termination of the named officer's employment agreement with the Company within 24 months of such change-in-control either by the Company without "due cause" or by the named officer pursuant to such employment agreement.

(5) These options expired on March 17, 1997 pursuant to the Sutherland Employment Agreement. See Employment Agreements.

(6) These options are represented by both ISOs and NSSOs. The ISOs represented by these stock options are exercisable in the aggregate for 19,276 shares of Common Stock of which 9,638 shares will vest on October 30, 1999, and 9,638 shares will vest on October 30, 2000. The NSSOs represented by these options are exercisable in the aggregate for 30,724 shares of Common Stock of which 12,500 shares will vest on October 30, 1997, 12,500 shares will vest on October 30, 1998, 2,862 shares will vest on October 30, 1999 and the remaining 2,862 shares will vest on October 30, 2000.


CORPDAL:64841.7  15467-00006
                                                                 5


                                      OPTIONS/SAR VALUES AT DECEMBER 31, 1996

                                                                                                       Value of (1)
                                                                                Number of              In-the-Money
                                                                                 Options                  Options
                                                                                at Fiscal                at Fiscal
                                    Shares                                      Year-End                 Year-End
                                   Acquired               Value             Exercisable (E)/         Exercisable (E)/
            Name                  on Exercise           Realized            Unexercisable (U)        Unexercisable (U)
--------------------------       -------------         ----------          -------------------      -------------------
Michael R. Gilbert                     0                   $0                    186,667 (E)            $646,250 (E)
                                                                                 158,333 (U)             138,750 (U)
J. Munro M. Sutherland                 0                   $0                     84,667 (E)             252,750 (E)
                                                                                  70,333 (U) (2)          51,000 (U) (2)
Robert P. Murphy                       0                   $0                    138,334 (E)             453,125 (E)
                                                                                 111,666 (U)              69,375 (U)

(1)      Based on a year-end 1996 Common Stock price of $10.00 per share.
(2)      These options expired on March 17, 1997 pursuant to the Sutherland Employment Agreement.  See "Employment
         Agreements."

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Michael
R. Gilbert, President and Chief Executive Officer of the Company and Robert P. Murphy, Vice President -- Exploration and director of the Company.

         Mr. Gilbert's employment agreement expires on December 31, 1997 and provides for a base salary of $165,000 in 1995, $185,000 in 1996 and $200,000 in 1997. Mr. Murphy's employment agreement expires on December 31, 1997 and provides for a base salary of $105,000 in 1995, $135,000 in 1996 and $135,000 in 1997. Each employment agreement specifies that the services are to be rendered in Dallas, Texas and provides the executive with certain benefits, such as health, life and disability insurance and a car allowance, among other things. The board of directors may also (but is not required to) supplement the executive's base salary with a bonus in an amount, if any, that the board of directors shall determine in its discretion.

         If the Company terminates any of these employment agreements for "due cause," death or disability, the terminated executive would be entitled to all compensation due him up to the date of his termination. If the Company terminates any of these employment agreements without "due cause" or if an executive terminates his employment agreement upon the occurrence of certain specified events ("the Permitted Termination Events"), that executive would be entitled to all compensation due him under the full term of the employment agreement plus a severance payment (the "Severance Payment") in an amount equal to one year's base salary at the date of termination.

         Each executive may terminate his employment agreement if any one or more of the following Permitted Termination Events occurs: (i) if there is a material adverse alteration or diminution of the executive's position, duties, responsibilities, reporting relationship, authority or status from those in effect when the employment agreement was executed; (ii) if the executive is required to perform a substantial portion of his service to the Company outside the Dallas/Fort Worth metropolitan area; or (iii) if the Company breaches his employment agreement.

         If there is a change in control of the Company, and if, within the 24 months following that change in control, any of the employment agreements is terminated, either by the Company without "due cause" or by the executive upon the occurrence of a Permitted Termination Event, the terminated executive would be entitled to all compensation due him under his employment agreement, the Severance Payment, if any, and an additional payment in the amount of one year's base salary. Any severance payments resulting from termination following a change in control are limited so that the terminated executive does not incur an excise tax and so that the Company receives a deduction under the Code for the termination payment. Each employment agreement limits the aggregate amount of all payments to a terminated executive to three times such executive's base salary on the date of termination.

         Mr. Murphy's employment agreement also provides that if he terminates his employment other than pursuant to his employment agreement or if the Company terminates his employment for due cause or following a Permitted Termination Event, Mr. Murphy would be restricted for one year from the date of such termination from participating, whether as an employee or otherwise, in the acquisition of any property or interest within the boundaries of a prospect or proposal that the Company generates prior to such termination.

CORPDAL:64841.7  15467-00006
                                                         6

         Mr. Gilbert's employment agreements excludes him from participating in the Incentive Bonus Program.

         The Company had entered into an employment agreement (the "Sutherland Employment Agreement") with J. Munro M. Sutherland, the former Senior Vice President-Chief Financial Officer of the Company. The Sutherland Employment Agreement expired on December 31, 1997, and provided for a base salary of $135,000 in 1996 and $140,000 in 1997. The Sutherland Employment Agreement provided Mr. Sutherland with certain benefits, such as health, life and disability insurance and a car allowance, among other things. The Sutherland Employment Agreement contained similar termination and severance provisions as are set forth in the employment agreements with Mr. Gilbert and Mr. Murphy.

         On March 17, 1997, Mr. Sutherland's employment was terminated by the Company pursuant to the Sutherland Employment Agreement without due cause (as due cause is defined in the Sutherland Employment Agreement). In connection with the termination of Mr. Sutherland's employment with the Company and pursuant to the Sutherland Employment Agreement, Mr. Sutherland received a cash payment on March 18, 1997 in an amount equal to the sum of (a) Mr. Sutherland's deferred compensation ($57,501), (b) Mr. Sutherland's remaining amount of base compensation through December 31, 1997 ($111,774.20), (c) severance compensation equal to one times Mr. Sutherland's base compensation ($140,000); and (d) Mr. Sutherland's car allowance and cost of liability insurance through December 31, 1997 ($4,725.81 and $1,667.42 respectively). In addition, pursuant to the Sutherland Employment Agreement, Mr. Sutherland continues to receive health, life and disability coverage through December 31, 1997.

         In addition, Mr. Sutherland continued to own his vested stock options (84,667 shares). His unvested options (i.e., those that were not currently exercisable on March 17, 1997) (70,333 shares) expired on March 17, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of the Company served as a director or on the compensation committee of another entity.

CORPDAL:64841.7  15467-00006
                                                         7

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            PRINCIPAL STOCKHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 11, 1997 ("Effective Date") by
(i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) the Company's chief executive officer and each executive officer of the Company who earned in excess of $100,000 in salary and bonus in 1996 (collectively, the "named Executive Officers"); and (iv) all directors, and executive officers of the Company as a group.


                                                                                          COMMON STOCK
                                                                     ------------------------------------------------
                                                                                SHARES             PERCENT OF CLASS
NAME OF STOCKHOLDER OR GROUP                                             BENEFICIALLY OWNED (1)   BENEFICIALLY OWNED
----------------------------                                         ---------------------------- -------------------
Phemus Corporation (2).........................................                    2,599,500          14.80%
Michael R. Gilbert.............................................                  235,671 (3)           1.34%
J. Munro M. Sutherland.........................................                  117,544 (4)             *
Robert P. Murphy...............................................                  173,207 (5)             *
R. Daniel Robins...............................................                   30,500 (6)             *
Jack O. Nutter, II.............................................                   45,000 (7)             *
John C. Halsted ...............................................                            0             *
All directors and executive officers as a group/8 persons......                  615,791 (8)           3.51%

*        Less than 1%.

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the named stockholders and all directors, director nominees and executive officers as a group assumes that shares of Common Stock that the stockholder or directors, director nominees and executive officers as a group may acquire within sixty days of the Effective Date are outstanding.

(2) The business address of Phemus Corporation is 600 Atlantic Avenue, Boston, Massachusetts 02210-2203. Includes 20,000 shares issued pursuant to the exercise of stock options exercisable within sixty (60) days of the Effective Date.

(3) Includes 228,334 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date and 1,937 shares allocated to Mr. Gilbert's account under the Company's 401(k) Profit Sharing Plan.

(4) Includes 101,334 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date and 1,210 shares allocated to Mr. Sutherland's account under the Company's 401(k) Profit Sharing Plan.

(5) Includes 169,167 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date and 1,640 shares allocated to Mr. Murphy's account under the Company's 401(k) Profit Sharing Plan.

(6) Includes 30,000 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date.

(7) Includes 40,000 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date.

(8) Includes 300 shares of which an executive officer shares voting and dispositive power with her mother. Includes the 568,835 shares issuable pursuant to the exercise of stock options exercisable within sixty days of the Effective Date that are referenced in footnotes (3), (4), (5),
         (6), and (7) and the 4,787 shares allocated to executive officer accounts under the Company's 401(k) Profit Sharing Plan referenced in footnotes (3), (4) and (5).

CORPDAL:64841.7  15467-00006

Item 13.  Certain Relationships and Related Transactions

CONSULTING FEES

         Mr. R. Daniel Robins served as a consultant to the Company during 1996. The Company paid Mr. Robins in 1996 an aggregate of $25,200 in consulting fees.

         Mr. Jack O. Nutter, II served as a consultant to the Company in 1996. During 1996, the Company paid Nutter & Harris, a consulting firm of which Mr. Nutter is president, an aggregate of $18,250 in consulting fees.

REGISTRATION RIGHTS RELATING TO COMMON STOCK

         The Company has provided registration rights to Phemus (the "Phemus Registration Rights Agreement") with respect to shares acquired from the Company in the Smith Acquisition and from Cairn PLC under the Stock Purchase Agreement, including the Escrow Shares and any Warrant Shares issued to Smith (the "Phemus Registrable Securities"). Under the Phemus Registration Rights Agreement, Phemus has the right to two demand registrations, provided that a registration is not within six months after the effective date of a registration statement for an underwritten public offering of Company securities and that the request covers at least the lesser of (i) 20% of the Phemus Registrable Securities outstanding as of the closing of the Smith Acquisition (which excludes the Escrow Shares and the Warrant Shares), (ii) the number of Phemus Registrable Securities whose aggregate offering price is expected to be at least $20,000,000, or (iii) 1,000,000 shares of the Common Stock. The Company is not obligated to effect any Securities Act registration (a) during the 180 days following the effective date of an underwritten public offering of securities for the account of the Company,
(b) if the Company is conducting or will be conducting within 90 days an underwritten public offering of equity securities (or securities convertible into equity securities) of its own account and has been advised in writing by the managing underwriter that Phemus' requested registration would, in such underwriter's opinion, materially and adversely affect such offering (in which event the Company will have the right to defer such filing for a period of not more than 120 days after receipt of the registration request), or (c) if the board of directors determines that it would not be in the best interests of the Company and its stockholders for such a registration to be filed at that time (in which event the Company shall have the right to defer such filing for a period of not more than 120 days after receipt of the registration request). The Company may not defer the registration based on (b) or (c) above more than once in any 12 month period.

         The Phemus Registration Rights Agreement also provides that Phemus has the right to request a registration of the Phemus Registrable Securities on Form S-3 under the Securities Act at any time. The Company, however, is not obligated to effect any such registration if (i) Form S-3 is not available to the Company,
(ii) the aggregate net offering proceeds (after deduction of underwriting discounts and commissions) of the securities specified in such request is not at least $2,000,000, (iii) the Company has already effected two registrations on Form S-3 within the previous 12-month period, or (iv) if in the good faith judgment of the board of directors it would not be in the best interests of the Company and stockholders to effect such Form S-3 registration at such time, in which even the Company would have the right to defer the filing of the Form S-3 registration for up to 120 days after receiving the Phemus registration request. The Company may not decline to effect such a registration due to the circumstances described in (iv) above more than once in any 12-month period. Phemus has exercised one Form S-3 registration right under the Phemus Registration Rights Agreement.

         The Phemus Registration Rights Agreement provides that Phemus has piggyback registration rights to include Phemus Registrable Securities in certain Securities Act registrations filed by the Company.

         The Company will pay for all expenses, other than underwriting discounts and commissions, relating to the sale of securities by Phemus under the Phemus Registration Rights Agreement. The Company will not be required, however, to pay for any expenses of the registration of Phemus' Registrable Securities on Form S-3 after Phemus has participated in four registrations.

         Phemus may transfer its rights under the Phemus Registration Rights Agreement (i) to an affiliate of Phemus or (ii) in connection with the sale or other transfer to a holder holding, immediately after such transfer, at least 25% of the Phemus Registrable Securities outstanding as of October 10, 1994. Notwithstanding the foregoing, holders of fewer than 25% of the Phemus Registrable Securities outstanding as of October 10, 1994 will be permitted to exercise the rights under the Phemus Registration Rights Agreement if they appoint Phemus as their representative to accept notices on their behalf.

CORPDAL:64841.7  15467-00006

         The Phemus Registration Rights Agreement prohibits the Company from granting registration rights to other persons that would permit such persons to include their shares of Common Stock or other Company securities in any Phemus demand registration, unless the inclusion of such other parties' securities will not reduce the amount of Phemus Registrable Securities that would otherwise be included in such registration, except with the consent of the holders of a majority of the Phemus Registrable Securities then outstanding. In addition, without such consent, the Company may not grant piggy-back registration rights to other persons unless the agreements granting such rights provide that the prospective rights holders may include their securities in a registration only to the extent that inclusion will not reduce the amount of Phemus Registrable Securities includable in the registration below an amount equal to the number of Phemus Registrable Securities then outstanding multiplied by the quotient of (x) the number of Phemus Registrable Securities then outstanding divided by (y) the number of shares of Common Stock held by all those holders (including Phemus) of the Common Stock seeking to include securities in the piggy-back registration.

CORPDAL:64841.7  15467-00006
                                                        10

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                             CAIRN ENERGY USA, INC.
                                  (Registrant)


Date: April 30 , 1997                           By:/s/Michael R. Gilbert
                                                   ----------------------
                                                   Michael R. Gilbert, President
                                                    and Chief Executive Officer

CORPDAL:64841.7  15467-00006
                                                        11