Form 10-Q
period 1997-03-31
CAIRN ENERGY USA INC
filed 1997-05-13
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997

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

Yes   X          No

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

                17,565,496 shares of common stock, par value $.01

                             CAIRN ENERGY USA, INC.


                                      INDEX

                                                                                                                   Page No.
                                                                                                               ------------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Statements of Operations for the three
       months ended March 31, 1997 and 1996............................................................................  3

     Balance Sheets at March 31, 1997 and December 31, 1996 ...........................................................  4

     Statement of Changes in Stockholders' Equity for the
       three  months ended March 31, 1997..............................................................................  6

     Statements of Cash Flows for the three months
       ended March 31, 1997 and 1996...................................................................................  7

     Notes to Financial Statements ....................................................................................  8

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................................................................... 10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings............................................................................................ 14

  Item 2. Changes in Securities........................................................................................ 14

  Item 3. Defaults Upon Senior Securities.............................................................................. 14

  Item 4. Submission of Matters to a Vote of Security Holders.......................................................... 14

  Item 5. Other Information............................................................................................ 14

  Item 6. Exhibits and Reports on Form 8-K............................................................................. 14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             CAIRN ENERGY USA, INC.


                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1997 and 1996

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                       1997       1996
                                                                                                     --------   --------
                                                                                                     (in thousands except
                                                                                                      per share amounts)

Revenues:
     Oil and gas.............................................................................       $  8,290    $  7,253
     Other revenue...........................................................................             67          34
                                                                                                    --------    --------

         Total revenues......................................................................          8,357       7,287

Expenses:
     Lease operating expenses ...............................................................            765         628
     Depreciation, depletion and amortization................................................          3,472       3,244
     Administrative expenses.................................................................            707         382
     Interest................................................................................            866         443
                                                                                                    --------   ---------


         Total expenses......................................................................          5,810       4,697
                                                                                                    --------   ---------

Net income...................................................................................       $  2,547   $   2,590
                                                                                                    ========   =========


Net income per common and common equivalent share............................................       $   0.15   $    0.15
                                                                                                    ========   =========

Weighted average common and common
     equivalent shares outstanding...........................................................         17,565     17 ,555
                                                                                                    ========   =========

                             See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                      March 31, 1997 and December 31, 1996

                                     ASSETS


                                                                                    March 31,                December 31,
                                                                                      1997                       1996
                                                                                    ---------                ------------
                                                                                               (in thousands)

Current assets:
     Cash and cash equivalent...................................................     $  2,492                $    6,438
     Accounts receivable........................................................        3,449                     4,904
     Prepaid expenses...........................................................          682                       482
                                                                                  -----------              ------------

              Total current assets..............................................        6,623                    11,824

Property and equipment at cost:
     Oil and gas properties, based on full cost accounting......................      212,730                   205,544
     Other equipment............................................................          956                       958
                                                                                  -----------              ------------

                                                                                      213,686                   206,502

     Less accumulated depreciation, depletion & amortization                          (79,343)                  (75,877)
                                                                                  -----------              ------------
     Net property and equipment................................................       134,343                   130,625


Deferred charges, net of amortization...........................................          918                       909
                                                                                  -----------              ------------


     Total assets...............................................................     $141,884                  $143,358
                                                                                  ===========              ============


                             See accompanying notes.

                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS

                      March 31, 1997 and December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    March 31,                 December 31,
                                                                                      1997                        1996
                                                                                    ---------                 ------------
                                                                                              (in thousands)
Current liabilities:
     Accounts payable......................................................         $  2,500                  $   6,303
     Accrued lease operating expenses......................................              334                        492
     Accrued well costs....................................................            2,756                      3,803
     Other accrued liabilities  .........................................                199                        222
     Current maturities of long-term debt..................................            4,300                          -
                                                                                   ---------                 ----------

          Total current liabilities........................................           10,089                     10,820

Long-term debt ............................................................           38,700                     42,000


Stockholders' equity:
Common stock, $.01 par value;
30,000,000 shares authorized;
Shares issued and outstanding;
March 31, 1997 - 17,565,067 and
December 31, 1996 - 17,564,128.............................................              176                        176
Additional paid-in capital.................................................           94,844                     94,834
Accumulated deficit........................................................           (1,925)                    (4,472)
                                                                                   ----------                ----------

          Total stockholders' equity.......................................           93,095                     90,538
                                                                                   ----------                ----------

          Total liabilities and stockholders' equity.......................        $ 141,884                 $  143,358
                                                                                   ==========                ==========



                             See accompanying notes

                             CAIRN ENERGY USA, INC.


                  Statement of Changes in Stockholders' Equity
                        Three months ended March 31, 1997
                                 (in thousands)



                                                         Common  Stock               Additional
                                                    -----------------------           Paid-in        Accumulated     Stockholders'
                                                    Shares           Amount           Capital          Deficit          Equity
                                                    ------           ------          ----------      -----------     -------------

Balance at
   December 31, 1996...........................     17,564       $      176           $ 94,834         $(4,472)          $90,538


   Other.......................................          1                -                 10               -                10


   Net Income..................................          -                -                  -           2,547             2,547
                                                    ------        ---------            -------         --------          -------

Balance at
   March 31, 1997..............................     17,565        $     176            $94,844         $(1,925)          $93,095
                                                    ======        =========            =======         ========          =======



                             See accompanying notes.

                             CAIRN ENERGY USA, INC.

                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996

                                                                                           March 31,
                                                                                     --------------------
                                                                                     1997            1996
                                                                                     ----            ----
                                                                                        (in thousands)
Operating Activities:
 Net income..................................................................   $ 2,547              $  2,590
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization............................     3,472                 3,244
         Amortization of loan costs..........................................        92                    95
         Amortization of prepaid gathering...................................        22                     -
         Change in operating assets and liabilities:
              Accounts receivable............................................     1,455                (1,197)
              Prepaid expenses...............................................      (200)                 (112)
              Accounts payable...............................................    (3,929)                  403
              Accrued liabilities............................................      (171)                 (316)
              Advances (repayments) from (to) Cairn Energy PLC...............         -                    (6)
                                                                             -----------            ----------

Net cash provided by operating activities....................................     3,288                 4,701

Investing Activities:
 Exploration and development expenditures....................................    (8,107)              (14,366)
 Additions to other equipment ...............................................        (4)                 (132)
                                                                               ---------            ----------


Net cash used in investing activities........................................    (8,111)              (14,498)

Financing Activities
Proceeds from long-term debt.................................................     1,000                 8,000
Financing costs and other....................................................      (123)                   31
                                                                               ---------            ----------

Net cash provided by financing activities....................................       877                 8,031
                                                                               ---------            ----------

Net change in cash and cash equivalents......................................    (3,946)               (1,766)
Cash and cash equivalents at beginning of period.............................     6,438                 3,553
                                                                               ---------            ----------

Cash and cash equivalents at end of period...................................   $ 2,492              $  1,787
                                                                               =========            ==========

Supplemental cash flow information
interest paid in cash........................................................   $   738              $    346
                                                                               =========            ==========


                             See accompanying notes.

                             CAIRN ENERGY USA, INC.

                          Notes to Financial Statements


1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and the results of its cash flows for the three months ended March 31, 1997. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Commission") on March 5, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


2.  Long-term debt.

Long-term debt at March 31, 1997 and December 31, 1996, consisted of the following:

                                                                     March 31,                 December 31,
                                                                       1997                         1996
                                                                    ----------                -------------

         Revolving credit agreement ..........................  $  43,000,000                   $42,000,000
         Less: Current maturities of long-term debt...........      4,300,000                             -
                                                                 ------------                  ------------

         Long-term debt less current maturities...............  $  38,700,000                   $42,000,000
                                                                 ============                  ============


The Company has a credit agreement as amended (the INCC Credit Agreement) with ING (U.S.) Capital Corporation, f/k/a/ Internationale Nederlanden (U.S.) Capital Corporation (INCC), Mees Pierson, N.V. (Mees Pierson) and Credit Lyonnais (Credit Lyonnais) (together, the Bank Group). At March 31, 1997, the Company had outstanding borrowings of $43.0 million under the INCC Credit Agreement. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended, (the Third Amendment) to decrease the addition to the INCC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million.

On November 7, 1996 the Company further amended (the Fourth Amendment) the INCC Credit Agreement. Under the Fourth Amendment, Credit Lyonnais joined as a lender under the INCC Credit Agreement. Also under the Fourth Amendment, the original facility under the INCC Credit Agreement was designated as Facility A and the maximum amount of the facility was increased in amount from $50 million to $75 million; provided, however, that the maximum amount available to the Company cannot exceed the borrowing base of its properties as determined from time to time by the lenders. The borrowing base under Facility A was reconfirmed as of November 7, 1996 as $50 million. The revolving period of borrowings under Facility A was extended from March 31, 1997 to September 30, 1997. On September 30, 1997 the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal on a revised schedule through March 31, 2001. The Company's ability to borrow under Facility A is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under Facility A will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under Facility A the Company will be obligated to repay such excess amount on 30-days notice from INCC or to provide additional collateral. The Bank Group has substantial discretion in determining the reserve value of the borrowing base.

In addition a second facility was created under the Fourth Amendment . The new standby credit facility, Facility B, was for the amount of $14 million. Facility B provided for three levels of borrowings by the Company, two of $5 million each and one of $4 million. There are no restrictions on the Company's ability to borrow the first $5 million under Facility B and the amount borrowed may be used for general corporate purposes. The Company's ability to borrow under the further two levels of borrowings of $5 million and $4 million, respectively, under Facility B was dependent upon the Company establishing total proved reserves at certain levels and appropriate ratios between the Company's outstanding debt and the value of its proved reserves. The Company must also submit detailed proposals, acceptable to its lenders, outlining the manner in which the second two levels of borrowings under Facility B would be used in the development of the Company's oil and gas properties. Facility B is repayable on December 31, 1997. The interest margin over INCC reserve adjusted Eurodollar rate for Facility B is either 3.25% or 3.75%, depending upon the ratio of the amount of the outstanding loans to the value of the Company's proved reserves.

On March 17, 1997, a Fifth Amendment was added to the INCC Credit Agreement. Under the Fifth Agreement, the borrowing base for Facility A was increased from $50 million to $65 million and the amount available under Facility B was reduced from $14 million to $10 million available in two levels. The first level of borrowing under Facility B remained unchanged at $5 million with no restrictions. The second level of borrowing under Facility B was set at $5 million with similar restrictions as in the Fourth Amendment. Under the INCC Credit Agreement, interest is payable quarterly on any base rate borrowings and payable quarterly and on maturity of any Eurodollar borrowings if the maturity of the Eurodollar borrowing is in excess of three months.

The INCC Credit Agreement does not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital. On Facility A the Company is obligated to pay a quarterly fee equal to 0.5% per annum of the unused portion of the borrowing base under the facility and a Letter of Credit fee for each Letter of Credit in the amount of 1.5% per annum of the face amount of such Letter of Credit. On Facility B the Company is obligated to pay a drawdown fee for each $5 million borrowed equal to 0.5% for the first $5 million, and 1.25% for the second $5 million. Also, the Company must pay a quarterly fee equal to 0.5% per annum on the undrawn portion of Facility B.

The carrying value of the Company's long-term debt approximates fair value.

3.  Property and Equipment.

The Company capitalized approximately $429,000 and $439,000 of internal costs during the three months ended March 31, 1997 and 1996, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

4.  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on both primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

                             CAIRN ENERGY USA, INC.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Item 2 of this document includes "forwarding looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that it's expectations will be achieved. Important factors ("Cautionary Disclosures") that could cause the actual results to differ materially from the Company's expectations  are set forth under the caption  "Risk  Factors" in the  Company's
Prospectus, dated September 14, 1995 and under the caption "Oil and Gas Reserves" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and are disclosed in conjunction with the forward looking statements included herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures, including without limitation the President's Letter contained in the First Quarter Report to Stockholders.

Results of Operations

The following table sets forth certain information regarding the production volumes of, average sales prices received for, average production costs associated with, and average depletion rate associated with the Company's sales of oil and gas for the periods indicated.

                                                                                              Three months
                                                                                             ended March 31,
                                                                                        -------------------------
                                                                                         1997               1996
                                                                                        ------             ------
    Net Production:
      Gas (MMcf) ...................................................................      2,227             2,368
      Oil (MBbl)....................................................................         70                70
    Average Sales Price:
      Gas (per Mcf) (1) ............................................................    $  2.99           $  2.46
      Oil (per Bbl).................................................................    $ 22.29           $ 19.85
    Average Production Costs:
      (per Mcfe) (2)................................................................    $  0.29           $  0.23

    Depletion rate: (per Mcfe) .....................................................    $  1.30           $  1.15

(1) Includes natural gas liquids.
(2) Includes direct  lifting costs (labor,  repairs and  maintenance,  materials
    and  supplies)  and   the  administrative   costs   of  production  offices,
    insurance and property and severance taxes.

Three months ended March 31, 1997 and 1996

Revenues

Total revenues increased $1.1 million (15%) to $8.4 million for the three months ended March 31, 1997 from $7.3 million for the three months ended March 31, 1996. The primary reason for the increase was the neutral effect of the gas hedges reflected in the first quarter of 1997 compared with an unfavorable gas hedge realized in the first quarter of 1996. Additionally, higher oil and gas prices during the first quarter of 1997 added to the revenues, but were partially offset by an overall decrease in production.

Expenses

Total expenses increased $1.1 million (24%) to $5.8 million for the three months ended March 31, 1997 from $4.7 million for the three months ended March 31, 1996. Interest expense increased $423,000 (95%) to $866,000 for the first quarter of 1997 from $443,000 for the same period in 1996. This increase is due to increased borrowing under the Company's credit facility coupled with higher interest rates than during the first quarter of 1996. Administrative expenses increased $325,000 (85%) to $707,000 for the three month period ended March 31, 1997, from $382,000 for the same period in 1996 due primarily to the severance payment to the Company's former Chief Financial Officer. Depreciation, depletion and amortization increased $228,000 (7%) to $3.5 million for the three months ended March 31, 1997 from $3.2 million for the same period in 1996 due to an increase in the depletion rate. Production costs increased $137,000 (22%) to $765,000 for the three months ended March 31, 1997 from $628,000 for the same period in 1996 due primarily to transportation costs associated with Vermillion Block 203, Mustang Island Block 858 and Main Pass Block 262.

Net Income

Net Income decreased $43,000 (2%) to $2.55 million or $0.15 per share for the quarter ended March 31, 1997 from $2.59 million, or $0.15 per share for the same period in 1996.

Capital Resources and Liquidity

At March 31, 1997, the Company had existing cash and cash investments of $2.5 million. Net cash provided by operating activities was $3.3 million for the three months ended March 31, 1997 compared with $4.7 million for the same period in 1996. The primary reason for this decrease in cash provided by operating activities was increased working capital requirements partially offset by higher results of operations (or earnings before depreciation, depletion and amortization). Net cash used in investing activities for the three months ended March 31, 1997 was $8.1 million compared with $14.5 million for the same period in 1996. This decrease was principally due to less expenditures for exploration and development projects in the first quarter of 1997 when compared with the same period in 1996.

Net cash provided by financing activities for the first three months of 1997 was $877,000 compared with $8.0 million for the same period in 1996. The cash provided by financing activities for the period consisted mainly of borrowings under the Company's revolving credit facility which were used to fund a portion of the Company's capital spending program.

In the first quarter the Company participated in the drilling of one successful development well on East Cameron Blocks 331/332 (20% WI). This well is scheduled for completion in the second quarter of 1997. The Company is currently participating in a sidetrack operation of the A-6 well located on East Cameron Blocks 331/332. Upon completion of this operation, the A-11 well will be sidetracked followed by completions on the A-11 well, the A-6ST and the A-14 well. The Company owns a 20% working interest in these three wells.

During the first quarter, completion operations were begun on the Company operated Ship Shoal Block 261. Platform and pipeline installations are almost complete and first production is expected in mid to late May. The Company owns a 50% working interest in Ship Shoal Bock 261.

In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent on a continuous exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company was the high bidder on 8 blocks in the Gulf of Mexico Central Area Lease Sale held on March 5, 1997. The Company's interest in these blocks ranges from 20 to 100 percent. To date, one block has been awarded to the Company. If all eight blocks are awarded, related rental and lease bonus liability will total $6.5 million.

The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flows from operations. The Company expects to continue with an active exploration program and to participate in a number of exploration wells in the second quarter of 1997, including Grand Isle Block 77 (33.3% WI), East Cameron Block 305 (50% WI), Eugene Island Block 60 (25% WI) and East Cameron Block 332 #8 (20% WI). The Company will also participate in the development of East Cameron Block 349 (37.5% WI) and West Cameron Block 263 (50%
WI). The Company expects capital expenditures during 1997 to total approximately $46 million. The Company's capital resources consist primarily of borrowing capacity under the INCC Credit Agreement ($22.0 million under Facility A and up to $10 million under Facility B which are available to the Company assuming that it satisfies the conditions to borrow under such facilities) and cash flow from operations. Management believes that cash flow from operations along with the amounts available under either the existing INCC Credit Agreement or a new facility will be sufficient to finance the currently planned exploration and development expenditures through December 1997. On September 30, 1997 the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal beginning January 1, 1998 on an amortization schedule through March 31, 2001. All borrowings under Facility B are due on December 31, 1997. Management of the Company believes that it will be able to negotiate an extension of the INCC credit facility or to negotiate a new credit facility before September 30, 1997 that will extend the credit facility at least to the end of this year.

If the Company is successful in a substantial number of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. Additionally, if the Company is unsuccessful in its currently scheduled exploration program, additional funds may be required in order to continue the exploration and development program or a new facility. If necessary, the Company may seek to raise additional capital in public or private equity or debt markets. No assurance can be given that the Company will be able to raise such capital if needed or on terms that are favorable to the Company. Any resulting lack of sufficient capital may require the Company to reduce its interest in such properties or to forego developing such reserves and may require the Company to curtail its exploration and development program. In addition, the Company does not act as operator with respect to a majority of its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.

In March 1997, the Company retained the investment banking firm of Donaldson, Lufkin & Jennette to assist the Company in the exploration of its strategic alternatives, a process that is continuing.

The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note
2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1996 or the first three months of 1997.

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

The Company entered into a number of gas price swap transactions under which the Company received a fixed price per MMBtu and paid a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. During the first quarter of 1997 and 1996 oil and gas revenues were increased $1,000 and decreased $847,000, respectively, as a result of hedging transactions. The Company currently has no swap hedging transactions in place.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

Effective March 17, 1997, J. Munro M. Sutherland's employment as the Company's Senior Vice President/Treasurer, was terminated by the Company pursuant to the Company's employment agreement with Mr. Sutherland (the "Sutherland Employment
Agreement") without due cause (as due cause is defined in the Sutherland Employment Agreement). A description of the severance payment Mr. Sutherland received pursuant to the Sutherland Employment agreement is set forth in the Company's Form 10-K/A, dated April 30, 1997, and filed with the Securities and Exchange Commission on May 1, 1997. A. Allen Paul, Vice President/Marketing and Administration has been appointed as Senior Vice President/Treasurer on an interim basis. The Company plans to retain a search firm to find a successor to Mr. Sutherland. Mr. Sutherland continues to serve as a Director of the Company. In addition, on March 17, 1997 the Company announced that it had retained the investment banking firm of Donaldson, Lufkin & Jenrette to assist the Company in the exploration of strategic alternatives. On March 31, 1997, James M. Alexander and Thomas R. Hix resigned from the Board of Directors.

On March 27, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend was payable on April 11, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $40 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 1, 1997, as the same may be amended from time to time (the "Rights Agreement"), between the Company and STOCK TRANSFER COMPANY OF AMERICA, INC., as Rights Agent (the
"Rights Agent"). A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K, dated as of April 1, 1997 and filed on April 3, 1997. (A copy of the Rights Agreement is available free of charge from the Company.)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Each of the following exhibits is filed herewith:

         10.1 Fifth Amendment to First Amended and Restated Credit Agreement, dated as of March 17, 1997, by and among Cairn Energy USA, Inc., ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation, as agent, and ING (U.S.) Capital Corporation, MeesPierson N.V. and Credit Lyonnais New York Branch, as lenders (with certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K).

         10.2 Rights Agreement dated as of April 1, 1997, between Cairn Energy USA, Inc. and StockTransfer Company of America, Inc., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated as of April 1, 1997 and filed on April 3, 1997.)

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on April 3, 1997 to report that on March 27, 1997, the Board of Directors of Cairn Energy USA, Inc. (The "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was payable to stockholders of record on April 11, 1997. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 1, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAIRN ENERGY USA, INC.
                                             (Registrant)




Date: May  9, 1997                           /s/ Michael R. Gilbert
                                             -----------------------------------
                                             Michael R. Gilbert
                                             President




                                             /s/ A. Allen Paul
                                             -----------------------------------
                                             A. Allen Paul
                                             Senior Vice President and Treasurer
                                             (Principal Financial Officer)