Form 10-Q
period 1997-06-30
CAIRN ENERGY USA INC
filed 1997-08-14
CIK 353153

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1997

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

Yes  X     No
    ----      ----
The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

                17,567,301 shares of common stock, par value $.01




CORPDAL:69591.1 15467-00006
                                        1

                             CAIRN ENERGY USA, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Statements of Operations for the three and six
       months ended June 30, 1997 and 1996..................................  3

     Balance Sheets at June 30, 1997 and December 31, 1996 .................  4

     Statement of Changes in Stockholders' Equity for the
       six months ended June 30, 1997.......................................  6

     Statements of Cash Flows for the six months
       ended June 30, 1997 and 1996.........................................  7

     Notes to Financial Statements .........................................  8

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................... 11

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................. 17

  Item 2. Changes in Securities............................................. 17

  Item 3. Defaults Upon Senior Securities................................... 17

  Item 4. Submission of Matters to a Vote of Security Holders............... 17

  Item 5. Other Information................................................. 17

  Item 6. Exhibits and Reports on Form 8-K.................................. 18



CORPDAL:69591.1 15467-00006
                                        2

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             CAIRN ENERGY USA, INC.

                            STATEMENTS OF OPERATIONS
                Three and six months ended June 30, 1997 and 1996


                                      Three months ended      Six months ended
                                            June 30,             June 30,
                                      -------------------    -------------------
                                        1997        1996       1997       1996
                                      --------    -------    --------   --------
                                       (in thousands except per share amounts)


Revenues:
     Oil and gas..................... $ 6,293     $ 7,488    $ 14,583   $ 14,741
     Other revenue...................      68          28         135         62
                                      -------     -------    --------   --------

      Total revenues.................   6,361       7,516      14,718     14,803


Expenses:
     Lease operating expenses........   1,000       1,004       1,765      1,632
     Depreciation, depletion &
      amortization...................   3,763       4,653       7,234      7,897
     Administrative expenses.........     344         396       1,052        778
     Interest........................     933         592       1,799      1,035
                                      -------     -------    --------   --------

      Total expenses.................   6,040       6,645      11,850     11,342
                                      -------     -------    --------   --------

Net income........................... $   321     $   871    $  2,868   $  3,461
                                      =======     =======    ========   ========

Net income per common and common
     equivalent share................ $  0.02     $  0.05    $   0.16   $   0.20
                                      =======     =======    ========   ========

Weighted average common and common
     shares outstanding..............  17,566      17,559      17,565     17,557
                                      =======     =======    ========   ========







                             See accompanying notes.



CORPDAL:69591.1 15467-00006
                                        3



                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                            June 30,               December 31,
                                             1997                      1996
                                           ----------             --------------
                                                     (in thousands)

Current assets:
     Cash and cash equivalent............  $   3,915                 $   6,438
     Accounts receivable.................      4,962                     4,904
     Prepaid expenses....................        626                       482
                                           ---------                 ---------

              Total current assets.......      9,503                    11,824

Property and equipment at cost:
     Oil and gas properties, based on
       full cost accounting..............    223,516                   205,544
     Other equipment.....................        967                       958
                                           ---------                 ---------

                                             224,483                   206,502

     Less accumulated depreciation,
       depletion and amortization            (83,106)                  (75,877)
                                           ---------                ---------
     Net property and equipment..........    141,377                   130,625


Deferred charges, net of amortization....      1,010                       909
                                           ---------                ---------


     Total assets........................  $ 151,890                 $ 143,358
                                           =========                 =========


                             See accompanying notes.


CORPDAL:69591.1 15467-00006
                                        4



                             CAIRN ENERGY USA, INC.

                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                               June 30,            December 31,
                                                 1997                  1996
                                              ----------           ------------
                                                        (in thousands)

Current liabilities:
     Accounts payable.....................     $   5,519             $   6,303
     Accrued lease operating expenses.....           368                   492
     Accrued well costs...................         2,408                 3,803
     Other accrued liabilities  ..........           164                   222
     Current maturities of long-term debt.        10,000                     -
                                               ---------             ---------

          Total current liabilities.......        18,459                10,820

Long-term debt ...........................        40,000                42,000


Stockholders' equity:
     Common stock, $.01 par value;
          30,000,000 shares authorized;
          Shares issued and outstanding;
          June 30, 1997 - 17,566,356 and
            December 31, 1996 - 17,564,128.          176                   176
     Additional paid-in capital............       94,859                94,834
                                               ---------             ---------
     Accumulated deficit...................       (1,604)               (4,472)
                                               ---------             ---------

          Total stockholders' equity.......       93,431                90,538
                                               ---------             ---------

          Total liabilities and
           stockholders' equity............    $ 151,890             $ 143,358
                                               =========             =========



                             See accompanying notes




CORPDAL:69591.1 15467-00006
                                        5


                             CAIRN ENERGY USA, INC.


                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                        EQUITY Six months ended June 30,
                                      1997
                                 (in thousands)



                                       Additional                     Total
                        Common Stock    Paid-in      Accumulated   Stockholders'
                       --------------
                       Shares  Amount   Capital        Deficit        Equity
                       ------  ------   --------     -----------   -------------

Balance at
 December 31, 1996..   17,564  $  176   $ 94,834     $  (4,472)    $   90,538

   Net income.......        -       -          -         2,868          2,868

   Other............        2       -         25             -             25
                       ------  ------   --------     ----------    ----------


Balance at
 June 30, 1997......   17,566  $  176   $ 94,859     $  (1,604)    $   93,431
                       ======  ======   ========     ==========    ==========



                             See accompanying notes.




CORPDAL:69591.1 15467-00006
                                        6


                             CAIRN ENERGY USA, INC.

                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996


                                                       1997            1996
                                                     --------        --------
                                                          (in thousands)
Operating Activities:
 Net income......................................     $ 2,868         $ 3,461
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization.....       7,234           7,897
    Amortization of loan costs...................         193             191
    Amortization of prepaid gathering costs .....          42               -
    Change in operating assets and liabilities:
      Accounts receivable........................         (59)           (568)
      Prepaid expenses...........................        (143)           (313)
      Accounts payable...........................      (1,280)            520
      Accrued liabilities........................        (158)           (139)
      Other......................................           -              (6)
                                                      --------        --------

Net cash provided by operating activities........       8,697          11,043

Investing Activities:
    Exploration and development expenditures.....     (18,869)        (31,902)
    Proceeds from sale of natural gas and crude
      oil properties.............................           -             502
    Additions to other equipment ................          15            (150)
                                                      --------        --------

Net cash used in investing activities............     (18,884)        (31,550)

Financing Activities:
     Proceeds from long-term debt................       8,000          18,500
     Financing costs and other...................        (336)             31
                                                      --------        --------

Net cash provided by financing activities........       7,664          18,531
                                                      --------        --------

Net change in cash and cash equivalents..........      (2,523)         (1,976)
Cash and cash equivalents at beginning of period.       6,438           3,553
                                                      --------        --------

Cash and cash equivalents at end of period.......     $ 3,915         $ 1,577
                                                      ========        ========

Supplemental cash flow information
Interest paid in cash............................     $ 1,606         $   838
                                                      ========        ========



                             See accompanying notes.



CORPDAL:69591.1 15467-00006
                                        7

                             CAIRN ENERGY USA, INC.

                          Notes to Financial Statements


1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position of the Company at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and the results of its cash flows for the six months ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the notes to the Company's annual financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Commission") on March 5, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


2.  Long-term debt.

Long-term debt at June 30, 1997 and December 31, 1996, consisted of the following:


                                        June 30,                   December 31,
                                         1997                         1996
                                        --------                   ------------

  Revolving credit agreement .......  $50,000,000                   $42,000,000
  Less: Current maturities of
     long-term debt.................   10,000,000                             -
                                      ------------                 ------------

  Long-term debt less current
     maturities.....................  $40,000,000                   $42,000,000
                                      ============                 ============

The Company has a credit agreement, as amended (the "INCC Credit Agreement") with ING (U.S.) Capital Corporation, f/k/a/ Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), Mees Pierson, N.V. ("Mees Pierson") and Credit Lyonnais ("Credit Lyonnais") (together, the "Bank Group"). At June 30, 1997, the Company had outstanding borrowings of $50 million under the INCC Credit Agreement. The INCC Credit Agreement is secured by substantially all of the Company's assets. It contains financial covenants which require the Company to maintain a ratio of current assets to current liabilities (excluding the current portion of related debt) of no less than 1.0 to 1.0 and a tangible net worth of not less than $40 million. The Company is currently in compliance with such financial covenants. Prior to June 28, 1996, outstanding borrowings accrued interest at either INCC's fluctuating base rate or INCC's reserve adjusted Eurodollar rate plus 1.5%, at the Company's option. On June 28, 1996, the INCC Credit Agreement was amended, (the "Third Amendment") to decrease the addition to the INCC reserve adjusted Eurodollar rate from 1.5% to 1.25% as long as outstanding borrowings are less than 75% of the borrowing base. The borrowing base was also increased from $45 million to $50 million.

On November 7, 1996 the Company further amended (the "Fourth Amendment") the INCC Credit Agreement. Under the Fourth Amendment, Credit Lyonnais joined as a lender under the INCC Credit Agreement. Also under the Fourth Amendment, the original facility under the INCC Credit Agreement was designated as Facility A and the maximum amount of the facility was increased in amount from $50 million

CORPDAL:69591.1 15467-00006
                                        8
to $75 million; provided, however, that the maximum amount available to the Company cannot exceed the borrowing base of its properties as determined from time to time by the lenders. The borrowing base under Facility A was reconfirmed as of November 7, 1996 at $50 million. The revolving period of borrowings under Facility A was extended from March 31, 1997 to September 30, 1997. The Company's ability to borrow under Facility A is dependent upon the reserve value of its oil and gas properties. If the reserve value of the Company's borrowing base declines, the amount available to the Company under Facility A will be reduced and, to the extent that the borrowing base is less than the amount then outstanding under Facility A, the Company will be obligated to repay such excess amount on 30-days' notice from INCC or to provide additional collateral. The Bank Group has substantial discretion in determining the reserve value of the borrowing base.

In addition a second facility was created under the Fourth Amendment . The new standby credit facility, Facility B, was for the amount of $14 million. Facility B provided for three levels of borrowings by the Company, two of $5 million each and one of $4 million. There are no restrictions on the Company's ability to borrow the first $5 million under Facility B and the amount borrowed may be used for general corporate purposes. The Company's ability to borrow under the further two levels of borrowings of $5 million and $4 million, respectively, under Facility B was dependent upon the Company establishing total proved reserves at certain levels and appropriate ratios between the Company's outstanding debt and the value of its proved reserves. The Company must also submit detailed proposals, acceptable to its lenders, outlining the manner in which the second two levels of borrowings under Facility B would be used in the development of the Company's oil and gas properties. Facility B is repayable on December 31, 1997. The interest margin over INCC's reserve adjusted Eurodollar rate for Facility B is either 3.25% or 3.75%, depending upon the ratio of the amount of the outstanding loans to the value of the Company's proved reserves.

On March 17, 1997, a Fifth Amendment was added to the INCC Credit Agreement. Under the Fifth Amendment, the borrowing base for Facility A was increased from $50 million to $65 million and the amount available under Facility B was reduced from $14 million to $10 million available in two levels. The first level of borrowing under Facility B remained unchanged at $5 million with no restrictions. The second level of borrowing under Facility B was set at $5 million with similar restrictions as in the Fourth Amendment.

On July 1, 1997, a Sixth Amendment was added to the INCC Credit Agreement. The only change resulting from the Six Amendment results in Facility A converting to a term loan on January 1, 1998, instead of September 30, 1997, as in the Fifth Amendment. On January 1, 1998, the borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal through April 1, 2001. Under the INCC Credit Agreement, interest is payable quarterly on any base rate borrowings and payable quarterly and on maturity of any Eurodollar borrowings if the maturity of the Eurodollar borrowing is in excess of three months.



CORPDAL:69591.1 15467-00006
                                        9

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

3.  Property and Equipment.

The Company capitalized approximately $810,000 and $758,000 of internal costs during the six months ended June 30, 1997 and 1996, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities, based on a percentage of their time devoted to such activities.

4.  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on both primary and fully diluted earnings per share for the three and six month periods ended June 30, 1997 and 1996 is not expected to be material.

CORPDAL:69591.1 15467-00006
                                       10

                             CAIRN ENERGY USA, INC.


       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



This document includes and incorporates "forwarding looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, among other things, the Company's future prospects, developments, level of capital expenditures, cash flow from operations, oil and gas reserves and properties, business strategies for its operations and the financing of the Company's exploration and development program. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "expect," estimate," "intend," "project," "believe," "will seek" and similar terms and phrases contained herein. Although the Company believes that the expectations described in such forward- looking statements are reasonable, these statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this document. These risks include changes in market conditions in the oil and gas industry and demand and prices for oil and gas, the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas, the timing of drilling new prospects, variation in actual production results from that estimated in existing reserve data, regulatory changes affecting exploration activities, higher costs associated with drilling, and the availability of financing for the Company's activities. Many of these risks are more specifically set forth under the caption "Risk Factors" in the Company's Prospectus, dated September 14, 1995, and under the caption "Oil and Gas Reserves" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and are disclosed in conjunction with the forward looking statements included herein. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary disclosures, including without limitation the President's Letter contained in the Second Quarter Report to Stockholders.


CORPDAL:69591.1 15467-00006
                                       11

Results of Operations

The following table sets forth certain information regarding the production volumes of, average sales prices received for, average production costs associated with and average depletion rate associated with the Company's sales of oil and gas for the periods indicated.


                                     Three months                  Six months
                                    ended June 30,               ended June 30,
                                    --------------               --------------
                                     1997    1996                 1997    1996
                                    ------  ------               ------  ------
Net Production:
  Gas (MMcf) ....................    2,332   2,820                4,559   5,188
  Oil (MBbl).....................       59      72                  129     142
  Average Sales Price:
  Gas (per Mcf) (1) .............   $ 2.22  $ 2.12               $ 2.60  $ 2.28
  Oil (per Bbl)..................   $18.35  $20.30               $20.50  $20.08
  Average Production Costs:
  (per Mcfe) (2).................   $ 0.37  $ 0.31               $ 0.33  $ 0.27
  Depletion rate: (per Mcfe) ....   $ 1.39  $ 1.42               $ 1.34  $ 1.29

(1)   Includes natural gas liquids.
(2)   Includes direct lifting costs (labor,  repairs and maintenance,  materials
      and  supplies)  and  the  administrative   costs  of  production  offices,
      insurance and property and severance taxes.


Three months ended June 30, 1997 and 1996

Revenues

Total revenues decreased $1.2 million (15%) to $6.4 million for the three months ended June 30, 1997, from $7.5 million for the three months ended June 30, 1996. Revenues decreased primarily as a result of natural declining oil and gas production.


Expenses

Total expenses decreased $606,000 (9%) to $6 million for the three months ended June 30, 1997, from $6.7 million for the three months ended June 30, 1996. A decrease in depreciation, depletion and depreciation ("DD&A") is the main reason for the decrease in expenses. DD&A decreased $891,000 (19%) to $3.8 million for the three months ended June 30, 1997, from $4.7 million for the same period in 1996 due to a decrease in the depletion rate coupled with reduced production volume. Administrative costs decreased $52,000 (13%) to $344,000 for the quarter ended June 30, 1997, from $396,000 for the same period in 1996. Decreased consulting fees coupled with an increase in capitalized salaries and benefits of individuals directly involved in the Company's acquisition, exploration and development activities partially offset by increased office rent accounted for the majority of the reduction. Interest expense increased $341,000 (58%) to $933,000 for the three month period ended June 30, 1997, compared with $592,000 for the same period in 1996. Interest expense increased due to increased borrowing coupled with a slight increase in interest rates. The changes in production costs between the second quarter 1997 and the second quarter 1996 were insignificant.




CORPDAL:69591.1 15467-00006
                                       12

Net Income

Net Income decreased  $550,000 (63%), or $0.03 per share, to $321,000,  or $0.02 per share, for the quarter ended June 30, 1997 from $871,000, or $0.05 per share, for the same period in 1996. The primary reason for the decrease was decreased oil and gas production.


Six months ended June 30, 1997 and 1996


Revenues

Total revenues of $14.7 million for the six months ended June 30, 1997, were virtually unchanged from the same period in 1996. Revenues were greater due to increased gas prices but were offset by lower oil and gas production volumes than in the comparable period in 1996.


Expenses

Total expenses increased $507,000 (4%) to $11.8 million for the six months ended June 30, 1997, from $11.3 million for the six months ended June 30, 1996.
Interest expense increased $764,000 (74%) to $1.8 million for the six months ended June 30, 1997, from $1 million for the same period in 1996 due to increased borrowing to fund the Company's exploration and development program coupled with a slight increase in interest rates. Administrative expense increased $274,000 (35%) to $1.1 million for the first six months of 1997 from $778,000 for the same period in 1996 due primarily to a severance payment made to the Company's former Chief Financial Officer during the first quarter of 1997. Depreciation, depletion and amortization decreased $663,000 (8%) to $7.2 million for the six months ended June 30, 1997, from $7.9 million for the six months ended June 30, 1996. This decrease was due to a decrease in the depletion rate coupled with decreased production. Production costs increased $133,000 (8%) to $1.8 million for the six months ended June 30, 1997, from $1.6 million for the same period.


Net Income

Net income decreased $593,000 (17%), or $0.04 per share, to $2.9 million, or $0.16 per share, for the six months ended June 30, 1997, from $3.5 million, or $0.20 per share, for the same period in 1996. The primary reason for the decrease was higher interest expense due to increased borrowings from the Company's credit facility.


Capital Resources and Liquidity

At June 30, 1997, the Company had existing cash and cash investments of $3.9 million. Net cash provided by operating activities was $8.7 million for the six months ended June 30, 1997, compared with $11 million for the same period in 1996. The primary reason for this decrease in cash provided by operating activities was increased working capital requirements coupled with lower results of operations (or earnings before depreciation, depletion and amortization). Net cash used in investing activities for the six months ended June 30, 1997, was $18.9 million compared with $31.5 million for the same period in 1996. This decrease was principally due to less expenditures for exploration and development projects in the first half of 1997 when compared with the same period in 1996.


CORPDAL:69591.1 15467-00006
                                       13

Net cash provided by financing activities for the first six months of 1997 was $7.7 million compared with $18.5 million for the same period in 1996. The cash provided by financing activities for the period consisted mainly of borrowings under the Company's revolving credit facility which were used to fund a portion of the Company's capital spending program.

In the second quarter, the Company continued its development operations on East Cameron Block 331/332 with the drilling of the A-6 sidetrack #1 and the A-11 sidetrack #1. The A-11 sidetrack #1 has been completed and brought on production at a rate of 804 BOPD and 1.2 MMCFD. The A-6 sidetrack #1 is scheduled for completion during the third quarter. Re-completion operations of the A-4 well were finalized and production commenced in July 1997. Completion operations of the A-14 well are now finished with production expected to commence in mid-August.

In April, the Company completed the Ship Shoal Block 261 discovery and flow tested this well at a rate of 13 MMCFD and 215 BOPD. A three pile, three well slot production facility capable of processing 25 MMCFD and 1,500 BOPD was installed in May 1997. Production from this field commenced in late May and is currently producing at a rate of 14.4 MMCFD and 304 BOPD. The Company is operator of Ship Shoal Block 261 and owns a 50% working interest in the project.

During the second quarter, the Company participated in the drilling of three exploratory wells. A well drilled on Grand Isle Block 77 encountered three non-commercial, gas bearing zones and was plugged and abandoned.
The Company owns a 33% working interest in Grand Isle Block 77.

The Company participated in the drilling of an exploratory well on High Island Block A-364. This well encountered 105 feet of indicated oil and gas pay in two Pleistocene sands. After several unsuccessful attempts to free stuck logging tools and drill pipe, the well was junked and abandoned. The Company is currently evaluating future plans to develop the potential discovery in addition to reviewing the remaining prospectivity on the block. The Company owns a 25% working interest in High Island Block A-364.

The Company participated in an exploratory well drilled on Eugene Island Block 60 in June of this year. This well was plugged and abandoned after encountering a non-commercial pay in the primary objective. The Company owns a 25% working interest in Eugene Block 60.

The Company's development of East Cameron 349 area (East Cameron Blocks 349, 350, 355 and 356) is underway. In May, a three pile jacket with separation facilities was set over the existing two discovery wells. In mid-July a jack up drilling rig moved on location and began completion operations for these two wells. Additional drilling operations for this development are scheduled following the completion of the two existing wells. Production is scheduled to commence from this development late in the third quarter 1997. The Company owns a 37.5% working interest in the East Cameron 349 project area.

Development of West Cameron Block 263 began in late July. Development plans are to set a minimal caisson supported deck and facility capable of processing 25 MMCFD and 1,500 barrels of fluid per day. Completion of the well is currently underway with first production expected in early September. The Company operates and owns a 50% working interest in West Cameron Block 263.

The Company is participating in the drilling of an exploratory well on Ship Shoal Block 11. This well was spud in early July and is drilling to a total depth of 16,600 feet. The Company owns a 25% working interest in this well.

In general, because the Company's oil and gas reserves are depleted by production, the success of its business stragegy is dependent on a continuous

CORPDAL:69591.1 15467-00006
                                       14
exploration and development program. Therefore, the Company's capital requirements relate primarily to the acquisition of undeveloped leasehold acreage and exploration and development activities. In addition to pursuing a number of existing exploration prospects, the Company and its partners were the high bidder on 8 blocks in the Gulf of Mexico Central Area Lease Sale held on March 5, 1997. The Company's interest in these blocks ranges from 20 to 100 percent. All eight blocks have been awarded to the Company and its partners for a cost to the Company of $3.8 million.

The Company's operating needs and capital spending programs have been funded by borrowings under its bank credit facilities, proceeds from public offerings of its Common Stock and cash flows from operations. The Company expects capital expenditures during 1997 to total approximately $50 million of which approximately $20 million has been expended as of June 30, 1997. The Company's capital resources consist primarily of borrowing capacity under the INCC Credit Agreement ($15.0 million remaining under Facility A and up to $10 million under Facility B which are available to the Company assuming that it satisfies the conditions to borrow under such facilities) and cash flow from operations.

If the Company is successful in a substantial number of its currently scheduled exploration prospects, additional funds may be required in order to conduct the necessary development activities. Additionally, if the Company is unsuccessful in its currently scheduled exploration program, additional funds may be required in order to continue the exploration and development program.

Projections of budgeted capital expenditures and cash flow from operations through the end of 1997 indicate that Facility A under the INCC Credit Agreement will be fully drawn by year-end, and therefore, the Company has decided to postpone sufficient non-essential capital expenditures necessary to maintain $50 million of capital expenditures for 1997. Additional funds, if needed, will have to be drawn from Facility B. Borrowings outstanding under Facility A will be converted to a term loan that requires quarterly repayments of principal beginning April 1, 1998 on an amortization schedule through April 1, 2001, and all borrowings under Facility B will be due on December 31, 1997. The Company has entered into an Agreement and Plan of Merger with The Meridian Resource Corporation ("TMRC") providing for the combination of the Company and TMRC (the "Merger"). The Company believes that one of the benefits to be realized by it in the Merger is that the combined company following the Merger should have available resources to fully develop its prospects and diversify its existing reserve portfolio. TMRC has advised the Company that it intends to enter into a new credit facility to refinance its and the Company's existing indebtedness upon consummation of the Merger. If the proposed Merger is not consummated, management will seek to re-negotiate its credit facility or raise additional capital in the public or private equity or debt market. There is no assurance that management would be successfully in re-negotiating its credit facility or raising additional capital on terms that are favorable to the Company. The lack of sufficient capital could require the Company to reduce it interest in properties, to forego developing reserves or may require the Company to curtail its exploration and development program. In addition, the Company does not act as operator with respect to a majority of its properties. The Company may not be able to control the development activities or the associated costs with respect to properties operated by other parties.


CORPDAL:69591.1 15467-00006
                                       15

The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices (Note
2). Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1996 or the first six months of 1997.

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

The Company entered into a number of gas price swap transactions under which the Company received a fixed price per MMBtu and paid a floating price based on the settlement prices for the NYMEX Natural Gas futures contract for the delivery month. During the first six months of 1997 and 1996 oil and gas revenues were increased $1,000 and decreased $1.6 million, respectively, as a result of hedging transactions. The Company currently has no swap hedging transactions in place.

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


Proposed Merger

On July 3, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger") with The Meridian Resources Corporation (TMRC) providing for the combination of TMRC and the Company pursuant to an expected tax free exchange of stock in which the stockholders of the Company will be entitled to receive 1.08 shares of TMRC's common stock in exchange for each outstanding share of the Company's common stock. The Merger is subject to certain conditions, including shareholder approval of both the Company and TMRC.









CORPDAL:69591.1 15467-00006
                                       16

                             CAIRN ENERGY USA, INC.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On July 7, 1997, a lawsuit was filed in the Delaware Chancery Court in the county of New Castle against the Company, certain of its directors and The Meridian Resource Corporation ("TMRC"). The lawsuit, a proposed class action, alleges that the Company's Board of Directors breached their fiduciary duties to the Company's stockholders in connection with the proposed merger of the Company and TMRC. The lawsuit also alleges that TMRC aided and abetted the alleged breach of fiduciary duties by the directors of the Company. The lawsuit seeks to enjoin the Merger, and, in the alternative, seeks recession of the Merger. The lawsuit also seeks compensatory damages, attorneys fees and other costs from the defendants. The Company believes that the lawsuit is without merit and intends to vigorously contest it.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

I.  Merger

On July 3, 1997, Cairn Energy USA, Inc., a Delaware corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Meridian Resource Corporation, a Texas corporation ("TMRC"), and a wholly-owned subsidiary ("Sub") of TMRC, providing for the combination of TMRC and the Company pursuant to an expected tax-free merger (the "Merger") in which the stockholders of the Company will be entitled to receive 1.08 shares of TMRC's common stock, $.01 par value ("TMRC Stock"), in exchange for each outstanding share of the Company's common stock, $.01 par value (the "Company's Stock"). The Merger is subject to various conditions, including stockholder approval of both the Company and TMRC.

The description of the terms and conditions of the Merger Agreement in this report are qualified in their entirety by reference to the Merger Agreement that has been filed as an exhibit to the Company's Form 8-K, which was filed with the Securities and Exchange commission on July 16, 1997, and is hereby incorporated herein by reference.

CORPDAL:69591.1 15467-00006
                                       17

II.  Amendment of Rights Agreement

In connection with the Merger, the Board of Directors of the Company amended (the "Amendment") the Rights Agreement (the "Rights Agreement") dated as of April 1, 1997, between the Company and Stock Transfer Company of America, Inc., as Rights Agent. See the Company's Form 8-K filed April 3, 1997.

The Amendment specifically permits the Merger and the acquisition by TMRC of the Company's Common Stock pursuant to the Merger Agreement. The Amendment further provides for the expiration of the Rights (as that term is defined in the Rights Agreement) upon the closing of the Merger.


III.  Amendment of Employment Agreements

In connection with the Merger, the Board of Directors of the Company approved an amendment to the employment agreements (the "Agreements") of Michael R. Gilbert and Robert P. Murphy, extending the term of each of the Agreements for one (1) year. As amended, the Agreements will expire on December 31, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Each of the following exhibits is filed herewith:

               2.1 Agreement and Plan of Merger dated as of July 3, 1997, by and among The Meridian Resource Corporation, C Acquisition Corp. and Cairn Energy USA, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on July 16,
                    1997).

               4.1 First Amendment to Rights Agreement, dated as of July 3, 1997, by and between Cairn Energy USA, Inc. and Stock Transfer Company of America, Inc. (Incorporated by referenced to Exhibit 4.1 of the Company's Form 8-K filed on July 16, 1997).

             10.1 Filed herewith. Sixth Amendment to First Amended and Restated Credit Agreement, dated as of June 30, 1997, by and among Cairn Energy USA, Inc., ING (U.S.) Capital Corporation, f/k/a Internationale Nederlanden (U.S.) Capital Corporation, as agent, and ING (U.S.) Capital Corporation, MeesPierson N.V. and Credit Lyonnais New York Branch, as lenders (with certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K).

             27.1   Filed herewith.  Financial Data Schedule

         (b) Reports on Form 8-K

             A Form 8-K was filed on July 16, 1997 to report that the Company had entered into an agreement and plan of merger with TMRC providing for the combination of TMRC and the Company pursuant to an expected tax free merger in which the stockholders of the Company will be entitled to receive 1.08 shares of TMRC's common stock in exchange for each outstanding share of the Company's common stock.




CORPDAL:69591.1 15467-00006
                                       18

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAIRN ENERGY USA, INC.
                                             (Registrant)




Date:  August 14, 1997                       /s/ Michael R. Gilbert
                                             ----------------------

                                             Michael R. Gilbert
                                             President




                                             /s/ A. Allen Paul
                                             ----------------------

                                             A. Allen Paul
                                             Senior Vice President and Treasurer
                                             (Principal Financial Officer)




CORPDAL:69591.1 15467-00006
                                       19